Form 10-Q
period 1996-06-30
PROXIMA CORP
filed 1996-08-14
CIK 895416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ x / Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

                                       OR

/   /    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _____________ to
         ______________

                         Commission File Number 0-21034


                               PROXIMA CORPORATION
             (Exact name of registrant as specified in its charter)

                       Delaware                                95-3740880
           (State or other jurisdiction of                    (IRS Employer
            incorporation or organization)               Identification Number)

               9440 Carroll Park Drive
                San Diego, California                             92121
       (address of principal executive offices)                 (zip code)

       Registrant's telephone number, including area code: (619) 457-5500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value per share, 7,181,390 shares as of July 29, 1996.

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                               PROXIMA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      --------           --------
                                                                      June 30,           March 31,
                                                                        1996               1996
                                                                      --------           --------
                                                                     (unaudited)
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                    $ 10,403           $  2,389
         Short-term investments                                         18,750             19,032
         Accounts receivable, net                                       19,530             27,255
         Inventories (note 2)                                           27,603             24,416
         Deferred income taxes                                           3,032              2,864
         Prepaid expenses and other                                        962                809
                                                                      --------           --------
            Total current assets                                        80,280             76,765
                                                                      --------           --------
     PROPERTY                                                            7,459              7,189
                                                                      --------           --------
     OTHER ASSETS
         Investment in affiliate (note 3)                                1,104              4,485
         Deferred income taxes                                             866                874
         Patents                                                           450                497
         Other                                                             378                448
                                                                      --------           --------
            Total other assets                                           2,798              6,304
                                                                      --------           --------
     TOTAL                                                            $ 90,537           $ 90,258
                                                                      ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                             $ 15,034           $  9,469
         Accrued expenses                                                4,830              5,555
         Income taxes payable                                            1,254              2,064
                                                                      --------           --------
            Total current liabilities                                   21,118             17,088
                                                                      --------           --------
     COMMITMENTS AND CONTINGENCIES (NOTE 4)
     STOCKHOLDERS' EQUITY
         Preferred stock, authorized--5,000,000 shares,
            par value $.001, no shares issued or outstanding
         Common stock, authorized--40,000,000 shares,
            par value $.001, issued and outstanding--
            7,168,000 and 7,120,000 shares, respectively                     7                  7
         Paid-in capital                                                39,881             39,399
         Treasury stock--225,000 shares held                            (1,750)            (1,750)
         Retained earnings                                              31,281             35,514
                                                                      --------           --------
            Total stockholders' equity                                  69,419             73,170
                                                                      --------           --------
     TOTAL                                                            $ 90,537           $ 90,258
                                                                      ========           ========

See notes to consolidated financial statements.

                               PROXIMA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                                 Three months ended
                                                                      June 30,
                                                            ---------------------------
                                                              1996               1995
                                                            --------           --------
                                                           (unaudited)        (unaudited)
SALES                                                       $ 35,039           $ 32,960
COST OF SALES                                                 24,939             21,439
                                                            --------           --------
     Gross profit                                             10,100             11,521
                                                            --------           --------
OPERATING EXPENSES
     Selling and marketing                                     6,669              4,437
     Research and development                                  4,484              2,773
     General and administrative                                1,837              1,537
                                                            --------           --------
         Total                                                12,990              8,747
                                                            --------           --------
INCOME (LOSS) FROM OPERATIONS                                 (2,890)             2,774
                                                            --------           --------
OTHER INCOME (EXPENSE)
     Interest and other income                                   320                186
     Equity in loss of affiliate (note 3)                       (283)              (208)
     Gain on sale of subsidiary's assets (note 5)              2,679                 --
     Write-down of investment in affiliate (note 3)           (3,905)                --
                                                            --------           --------
         Total                                                (1,189)               (22)
                                                            --------           --------
INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES                           (4,079)             2,752
PROVISION FOR INCOME TAXES                                       154              1,104
                                                            --------           --------
NET INCOME (LOSS)                                           $ (4,233)          $  1,648
                                                            ========           ========
EARNINGS (LOSS) PER SHARE DATA (NOTE 1)
     Earnings (loss) per share                              $  (0.59)          $   0.24
                                                            ========           ========
     Weighted average common and common
         equivalent shares (note 1)                            7,207              6,963
                                                            ========           ========

See notes to consolidated financial statements.

                               PROXIMA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Three months ended June 30,
                                                                                 ---------------------------
                                                                                   1996               1995
                                                                                 --------           --------
                                                                               (unaudited)         (unaudited)
OPERATING ACTIVITIES
     Net income (loss)                                                           $ (4,233)          $  1,648
     Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
         Depreciation and amortization                                                834                644
         Provision for allowance for doubtful accounts                               (210)               357
         Benefit from deferred income taxes                                          (160)               (38)
         Tax benefit from stock option exercises                                      206                351
         Gain on sale of subsidiary's assets                                       (2,679)                --
         Write-down of investment in affiliate                                      3,905                 --
         Changes in assets and liabilities, net of effects from sale of subsidiary's assets:
            Accounts receivable                                                     5,714              5,867
            Income taxes payable                                                     (810)                14
            Inventories                                                            (5,334)            (2,320)
            Prepaid expenses and other assets                                        (181)               500
            Accounts payable and accrued expenses                                   5,426             (7,033)
                                                                                 --------           --------
                Net cash provided by (used for) operating activities                2,478                (10)
                                                                                 --------           --------
INVESTING ACTIVITIES
     Proceeds from sale of subsidiary's assets                                      7,259                 --
     Acquisition of property                                                       (1,785)            (1,149)
     Short-term investments decrease                                                  282              6,472
     Investment in affiliate                                                         (524)              (913)
     Other                                                                             28               (201)
                                                                                 --------           --------
               Net cash provided by investing activities                            5,260              4,209
                                                                                 --------           --------
FINANCING ACTIVITIES
     Sale of common stock                                                             276                324
                                                                                 --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           8,014              4,523
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,389              3,304
                                                                                 --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 10,403           $  7,827
                                                                                 ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                                           $    905           $     28
                                                                                 ========           ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying consolidated financial information has been prepared by Proxima Corporation (the "Company"), without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments (solely of a normal recurring nature) which are necessary for a fair presentation of the financial position and results of operations as of and for the periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

Earnings (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method, in which any shares that could have been purchased on the open market with the funds received from the exercise of options or warrants are not considered additional outstanding stock and have no dilutive effect on earnings per share. Stock options are considered to be common stock equivalents. Primary earnings (loss) per share is not significantly different from undiluted earnings (loss) per share based on the weighted average number of common shares outstanding for the three months ended June 30, 1996. Primary earnings (loss) per share is not significantly different from fully diluted earnings (loss) per share for any of the periods indicated.

For ease of presentation, the Company has indicated its fiscal year as ending on March 31 and its first fiscal quarter as ending on June 30, whereas the Company operates and reports on a 52-53 week fiscal year ending on the Sunday closest to March 31. Each fiscal quarter presented herein included 13 weeks.

Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2.       INVENTORIES:

                                            June 30,             March 31,
                                              1996                 1996
                                           (unaudited)
                  Raw materials            $ 3,809,000          $ 3,974,000
                  Work-in-process           12,261,000           10,887,000
                  Finished goods            11,533,000            9,555,000
                                           -----------          -----------
                       Total               $27,603,000          $24,416,000
                                           ===========          ===========

3.       OTHER ASSETS--INVESTMENT IN AFFILIATE

In May 1993 the Company purchased 125,000 shares of Laser Power Corporation ("LPC") common stock for $255,000 and has subsequently purchased, through June 30, 1996, 1,611,000 shares of LPC Series A Preferred Stock for $6,444,000. The Company has also entered into agreements providing for technology licenses between the Company and LPC and the cooperative development of new technologies. At June 30, 1996, the Company owned 125,000 shares of LPC common stock and 1,611,000 shares of LPC Series A Preferred Stock for a total investment of $6,699,000.

At June 30, 1996, the Company owned approximately 29% of the outstanding voting stock of LPC. The Company accounts for its investment under the equity method. The Company's share of the net losses of LPC of $283,000 for the first quarter of fiscal 1997 is reflected in the accompanying Consolidated Statements of Operations. This item includes approximately $195,000 for the amortization of the excess of the cost of the investment over the underlying equity in net assets of LPC.

The Company recorded a write-down of $3,905,000 against its investment in LPC during the quarter ended June 30, 1996. The remaining investment balance of $1,104,000, shown on the accompanying balance sheet as of June 30, 1996, reflects the Company's equity in the net assets of LPC, less a valuation reserve. This remaining investment in LPC was determined by an analysis of discounted and undiscounted estimated cash flows from the investment. The Company deemed it necessary to review its investment in LPC because of information obtained upon the completion of the first engineering model of a microlaser projector in July 1996. That engineering model demonstrated that the microlaser projector development would take more time and would be more costly than anticipated, and that component costs would exceed earlier expectations. The Company now believes that microlaser technology will initially be suited for the higher-cost specialty projector market, which offers lower unit volumes than originally contemplated.

The Company has entered into an equipment line of credit agreement with LPC to provide up to $1,000,000 to LPC for the acquisition of equipment for projector development. The line of credit carries interest at 1.5% over the prime rate for a term of 48 months. The line of credit is secured by the equipment acquired and is guaranteed by a principal of LPC. At June 30, 1996, the total amount borrowed pursuant to the line of credit was $293,000. This amount is included in "Other" assets in the accompanying balance sheets.

4.       LINE OF CREDIT

At June 30, 1996, the Company had available a credit arrangement with a bank providing for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The credit arrangement contains standard covenants relating to financial ratios. The Company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1996 or during the first three months of fiscal 1997. The credit arrangement expires on July 31, 1997.

5.       SALE OF SUBSIDIARY'S ASSETS

On June 28, 1996, the Company entered into an agreement to sell the assets of its wholly-owned power protection subsidiary, Newpoint Corporation, in a cash transaction totaling approximately $7.3 million. Newpoint accounted for less than 10% of the Company's revenues, assets and operating income during fiscal year 1996. A pre-tax gain on the sale of assets of $2,679,000 is reflected in the Consolidated Statement of Operations for the three-month period ended June 30,

1996, under "Gain on sale of subsidiary's assets." The agreement provides for potential adjustments to the sales price based on an independent audit of the Newpoint assets within 60 days from the date of the agreement, and on such factors as collectability of receivables and inventory obsolescence for up to one year after the date of the agreement. The Company has established reserves that it considers sufficient to cover any such adjustments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company offers broad lines of data and video projection products. The Company's projection products include integrated multimedia projectors capable of supporting full-motion video and sound directly from a computer or VCR, projection panels also capable of supporting full-motion video when placed on a standard overhead projector, and the Cyclops pointer system, a unique fully interactive command and control system. All of the Company's projection products are designed for interactivity and ease of use.

NEWPOINT SUBSIDIARY

         On June 28, 1996, the Company sold the assets of its Newpoint Corporation power protection subsidiary for approximately $7.3 million, resulting in a pre-tax gain of $2,679,000. Newpoint represented less than 10% of the Company's sales, assets and operating income during fiscal year 1996.

RESULTS OF OPERATIONS

         The following table sets forth certain data as a percentage of sales:

                                                                  THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                        --------
                                                                 1996             1995
                                                                -----            -----
              Sales                                             100.0%           100.0%
              Cost of sales                                      71.2             65.0
                                                                -----            -----
                  Gross profit                                   28.8             35.0
                                                                -----            -----
              Operating expenses:
                  Selling and marketing                          19.0             13.5
                  Research and development                       12.8              8.4
                  General and administrative                      5.3              4.7
                                                                -----            -----
                           Total                                 37.1             26.6
                                                                -----            -----
              Income (loss) from operations                      (8.3)             8.4
                                                                -----            -----
              Other income (expense)
                  Interest and other income                       0.9              0.5
                  Equity in loss of affiliate                    (0.8)            (0.6)
                  Gain on sale of subsidiary's assets             7.6               --
                  Write-down of investment in affiliate         (11.1)              --
                                                                -----            -----
                           Total                                 (3.4)            (0.1)
                                                                -----            -----
              Income (loss) before income taxes                 (11.7)             8.3
              Provision for income taxes                          0.4              3.3
                                                                -----            -----
              Net income (loss)                                 (12.1)%            5.0%
                                                                =====            =====

NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future expenses and results, uses for microlaser technology, and liquidity and capital resources. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below.

FIRST QUARTER FISCAL 1997 COMPARED TO FIRST QUARTER FISCAL 1996

Sales

         The Company's sales increased 6% to $35.0 million in the first quarter of fiscal year 1997 from $33.0 million in the first quarter of fiscal year 1996. The increase in sales was primarily attributable to sales of the Company's integrated multimedia projector products, partially offset by reduced sales of LCD display panels. Overall, an increase in unit sales was partially offset by a decrease in average selling prices attributable to price reductions and promotional discounts.

Gross Profit

         Gross profit as a percentage of sales decreased from 35.0% in the first quarter of fiscal 1996 to 28.8% in the comparable quarter of fiscal 1997. The decrease in gross profit as a percentage of sales for the quarter ended June 30, 1996 was primarily due to price reductions, promotional discounts and price protection to the Company's dealers and distributors, partially offset by component cost reductions.

Selling and Marketing Expenses

         Selling and marketing expenses increased from $4,437,000 in the first quarter of fiscal 1996 to $6,669,000 in the first quarter of fiscal 1997. As a percentage of sales, selling and marketing expenses increased from 13.5% in the first quarter of fiscal 1996 to 19.0% in the first quarter of fiscal 1997. Selling and marketing expenses were higher primarily due to expenses associated with new product introductions, product promotions and compensation expenses related to sales. The Company expects selling and marketing expenses to increase in dollar amount during the remainder of fiscal 1997, while selling and marketing expenses as a percentage of sales will depend on sales volume.

Research and Development Expenses

         Research and development expenses increased from $2,773,000 in the first quarter of fiscal 1996 to $4,484,000 in the first quarter of fiscal 1997. As a percentage of sales, research and development expenses were 8.4% in the first quarter of fiscal 1996 and 12.8% in the first quarter of fiscal 1997. Research and development expenses were higher primarily due to higher staffing levels and expenses for outside R&D services required for the development of new products. The Company expects research and development expenses to increase in dollar amount during the remainder of fiscal 1997, while any change as a percentage of sales will depend on sales volume.

General and Administrative Expenses

         General and administrative expenses increased from $1,537,000 in the first quarter of fiscal 1996 to $1,837,000 in the first quarter of fiscal 1997. As a percentage of sales, general and administrative expenses increased from 4.7% in the first quarter of fiscal 1996 to 5.3% in the first quarter if fiscal 1997. General and administrative expenses were higher primarily due to higher staffing levels and associated costs. The Company expects that general and administrative expenses as a percentage of sales will vary from quarter to quarter.

Interest and Other Income

         Interest and other income increased from $186,000 in the first quarter of fiscal 1996 to $320,000 in the first quarter of fiscal 1997. The increase was attributable to interest earned on higher average balances of cash and short-term investments.

Write-down of Investment in Affiliate

         The Company recorded a write-down of $3,905,000 of its investment in LPC during the quarter ended June 30, 1996. The remaining investment balance of $1,104,000, shown on the accompanying balance sheet as of June 30, 1996, reflects the Company's equity in the net assets of LPC, less a valuation reserve. The Company deemed it necessary to review its investment in LPC because of information obtained upon the completion of the first engineering model of a microlaser projector in July 1996. That engineering model demonstrated that the microlaser projector development would take more time and would be more costly than anticipated, and that component costs would exceed earlier expectations. The Company now believes that microlaser technology will initially be suited for the higher-cost specialty projector market, which offers lower unit volumes than originally contemplated.

Income Taxes

         The Company's effective tax rate was 40.1% in the first quarter of fiscal 1996. In the first quarter of fiscal 1997, the Company had a provision for income taxes was $154,000. The Company has not recognized any tax benefit from the equity in loss of affiliate or from the write-down of its investment in LPC.

REPURCHASE OF OUTSTANDING COMMON STOCK

         On November 17, 1993, the Board of Directors authorized the Company to repurchase up to $3,000,000 worth of the Company's common stock on the open market. To date the Company has repurchased a total of 225,000 shares for $1,750,000 at an average price of $7.80 per share. The repurchased shares are shown as Treasury Stock in the accompanying balance sheets. The Company may repurchase additional shares of its issued and outstanding common stock in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has generally funded its operations through cash flow provided from operations. The net increase in cash and short-term investments was $7.7 million in the three months ended June 30, 1996. The net increase in cash and short-term investments in the first quarter of fiscal 1997 was primarily due to a $7.8 million decrease in accounts receivable, $7.3 million received on the sale of the assets of Newpoint Corporation, and a $5.5 million increase in accounts payable, partially offset by a $4.2 million net loss, a $3.2 million increase in inventories, and the acquisition of $1.7 million in property. The decrease in accounts receivable during the first quarter of fiscal 1997 was attributable to decreased sales volume. The increases in accounts payable and inventories during the first quarter of fiscal 1997 were attributable to the buildup of component parts for new product introductions. Receivable days outstanding were 52 at March 31, 1996 and 56 at June 30, 1996.

         As of June 30, 1996, the Company had $29.2 million in cash and short-term investments and $59.2 million in working capital, compared to $21.4 million in cash and short-term investments and $59.7 million in working capital as of March 31, 1996. The Company had no debt at March 31 or June 30 of 1996.

         The Company has a credit arrangement with a bank providing for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The credit arrangement contains standard covenants relating to financial ratios. The company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1996 or during the first three months of fiscal 1997. The credit arrangement expires on July 31, 1997. The Company expects to be able to obtain a new credit arrangement under favorable terms.

         The Company believes that existing cash resources, together with cash flow from operations and available lines of credit, will provide sufficient funding for operations for the foreseeable future.

         To date, inflation has not had a significant impact on the Company's operating results.

                                  RISK FACTORS

         The following discussion of risk factors describes certain aspects of the business environment in which the Company operates. Users of this report should carefully consider these risk factors in addition to the other information in this report. As an example of the significant impact of risks facing the Company, the Company reported earnings per share of $.47 in its fourth quarter of fiscal 1996 and then reported a loss in its first quarter of fiscal 1997 of $.27 per share, exclusive of the gain on the sale of assets of Newpoint Corporation and the write-down of Proxima's investment in Laser Power Corporation. The Company believes that this volatility has been primarily caused by the occurrence of many of the issues discussed in the risk factors below.

SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE

         The market for multimedia projection products is characterized by rapidly evolving technology and short product lives, with new products frequently capturing significant market share. Anticipated product releases (and particularly products incorporating new technology) by the Company or its competitors often cause customers to delay purchases until such new products are available. Any delays in purchases can significantly impact the Company's results of operations. The Company's future success depends on its ability to develop and manufacture, or to distribute under private label arrangements, competitive products on a timely basis, particularly enhancements to and new generations of multimedia projectors. There can be no assurance that the Company's current or future products will continue to achieve market acceptance, or that the Company will be able to develop or expand production of and deliver new products in a timely manner.

         Certain of the Company's competitors currently offer projectors that directly compete with the Company's existing projector products on a price/performance, feature and/or availability basis. The Company believes that the sale of such products by the Company's competitors adversely affected sales of the Company's projectors during the first and second quarters of fiscal 1996 and the first quarter of fiscal 1997. Although the Company continues to introduce enhanced versions and new generations of its projector products, there can be no assurance that the Company will be able to recapture market share. More specifically, the Company has announced an intention to release numerous new products during the first half of fiscal 1997. Such new products are expected to account for more than 85% of the Company's sales during the second half of fiscal 1997. This product transition is dependent upon timely delivery, resolution of technical challenges and availability issues, price and feature/function competitiveness, and overall market acceptance by distribution and end-user customers. See "Sources of Supply," "Competition," "Variability of Quarterly or Annual Results," and "Channels of Distribution." There can be no assurance that the new product transition will be successful. Further, the Company has previously disclosed that the announcement of new products (by both the Company and its competitors) has caused a substantial decline in the sales of the Company's present models, creating an expected material adverse effect on the Company's results in the first half of fiscal 1997. Future new product announcements may have a similar effect on sales of the Company's then-current models. In any product transition, as new products are announced, the Company may deem it necessary to substantially reduce prices on the then-present models and/or write off certain inventory as obsolete.

         In addition to the evolutionary changes in products and technologies described above, several new technologies are currently in production or under development by the Company or its competitors, including polysilicon LCD modules, digital micromirrors, reflective silicon panels, and higher resolution (SVGA and XGA) controllers. The Company or one or more of its competitors may introduce additional products based on new technologies from time to time. The Company believes that polysilicon technology, which has been developed and is owned by numerous Japanese companies, will continue to improve on a price/performance basis. See "Competition." Further, the Company believes that the demand will increase for higher resolution (SVGA and XGA resolution) projectors. There can be no assurance that the Company will be able to respond to these technological shifts on a timely basis.

SOURCES OF SUPPLY

         Certain products and components which the Company resells or uses to manufacture its products are available only from single sources. Although the Company generally buys products and components under purchase orders and does not have long-term agreements with its suppliers, the Company expects that its suppliers will continue to attempt to meet its requirements. Alternate suppliers are readily available for most of these items, but for certain other items, the process of qualifying a replacement supplier and receiving replacement supplies could take several months. For example, should a mold for plastic componentry break or become unusable, repair or replacement could take several months. The Company does not maintain sufficient inventory to allow it to fill customer orders without interruption for more than a few weeks. Therefore, an extended interruption in the supply of products or components would have a material adverse effect on the Company's results of operations. Two of the Company's major suppliers, Sharp and Hitachi, also compete with the Company. See "Competition." The Company purchases many of its products and components from suppliers located outside the United States. Policies adopted by the Company's suppliers, trading policies adopted by the United States (such as anti-dumping or other duties on imported components) or foreign governments, or fluctuations in foreign exchange rates may at any time restrict the availability of products or components or increase their cost. The Company has experienced product and component shortages in the past and expects that it could again experience product and component shortages in the future, particularly in the months immediately following the introduction of new products.

COMPETITION

         The Company's ability to compete in the highly competitive multimedia projection products market depends on factors both within and outside its control, including the success and timing of product introductions by the Company and its competitors, product price, performance and features, availability, product distribution and customer support. The Company expects that new competitors will enter the market and that new or existing competitors will introduce products which directly compete with the Company's existing products on a performance and price basis. The Company's insight into its competition and their development plans/dates is extremely limited and, therefore, it is generally unable to forecast the impact of new competitive products.

         Some of the Company's current or potential competitors have greater financial, technical, manufacturing and marketing resources than the Company and may have lower cost structures and may be in a position to introduce products incorporating advanced technologies ahead of the Company. A number of large electronics and computer manufacturers such as Apple, Hewlett-Packard, Compaq, Kyocera, Samsung and Texas Instruments, among others, have the resources to enter the projection products market in direct competition with the Company, employing potentially superior technologies and/or cost structures. Announcements by one or more of the large manufacturers could cause customers to delay or cease altogether purchases of the Company's products, which would have a material adverse effect on the Company's results of operations. For example, since the beginning of 1995, Epson, Fujitsu, Hitachi, 3M, IBM, Matsushita, Philips, NEC, Sanyo, Sony, and Toshiba have each introduced or announced new products addressing the same markets as certain of the Company's products. Competition between the Company and its competitors in the market for polysilicon LCD projectors has been and is expected to continue to be intense. The Company's polysilicon projector, the DP5500, is sourced from Hitachi. Should Hitachi decide to aggressively enter the Company's largest markets directly, the Company may sell fewer of these units, potentially causing a material adverse effect on the Company's results of operations.

PRICE REDUCTIONS

         The Company has in the past significantly reduced prices on its product lines and may do so again in the future to attempt to preserve or increase sales volume. The Company expects price competition to continue to be intense and, therefore, also expects continued downward pressure on its gross margins. The Company provides price protection to its dealers and distributors such that, if the Company reduces the price of its products, dealers and distributors are entitled to a credit for the difference between the new, reduced price and the price of products purchased and still held in their inventory at the time of the price reduction. Any significant price reduction and the associated price protection would have a material adverse impact on sales and gross margins and therefore on the Company's results of operations for the period in which the price reduction occurs, unless such price reduction were offset by higher unit volume resulting from the price reduction. For example, the Company's series of price reductions early in fiscal 1996 ranged up to 17% and did have a material adverse effect on the results of operations during the first and second quarters of fiscal 1996. The Company also reduced prices ranging up to approximately 25% on certain of its multimedia projection products subsequent to the end of fiscal 1996 and thereafter experienced a revenue decline on those products in the first quarter of fiscal 1997. The Company believes that such decline was primarily attributable to the fact that the price reduction was not offset by higher unit volumes. Future price reductions may have a similar material adverse effect.

VARIABILITY OF QUARTERLY OR ANNUAL RESULTS

         A significant portion of the Company's shipments typically occur in the last month of a quarter. Although the Company attempts to ship products to its customers as promptly as practicable upon receipt of a purchase order, minor timing differences between the receipt of customer purchase orders and the Company's shipments to fill such orders can have a significant impact on the Company's quarterly or annual results. These timing differences may be caused by customers' ordering patterns or business cycles, or by the Company's production capacity, component availability or technical challenges. When significant variations occur between forecasts and actual orders, the Company is often unable to reduce its fixed short-term expenses proportionately and in a timely manner, which at times has had an adverse effect on operating results and could have a similar effect in the future. For example, during fiscal 1996, the Company and its suppliers encountered technological barriers and manufacturing process problems on several of its new integrated projector products. The Company was therefore unable to obtain enough components to meet the initial demand for certain of its newer products. When breakthroughs were made on some of these new products, the Company was able to ship a large volume of products to fill past due orders. Component availability, quality control, production yield, and technological factors have caused variations in quarterly and annual results in the past, and may cause further volatility in future periods. The Company's new projector products introduced or expected to be introduced in fiscal 1997 may experience similar technical challenges and are also critically dependent on the availability of supplier products and/or key components such as LCD panels, light valves and power supplies.

         The Company's rate of year-over-year revenue growth slowed significantly in the first quarter of fiscal 1997 compared to the year earlier period. The Company may not achieve in the future the rates of growth experienced by the Company in fiscal years 1992 through 1996 or the rates of growth projected for the multimedia projection products industry.

VOLATILITY OF STOCK PRICE

         The trading price of the Company's stock has been and is expected to continue to be subject to immediate and wide fluctuations due to factors both within and outside the Company's control, including but not limited to one or more of the following: variations in operating results or financial position, new product introductions or price changes by the Company or its competitors, changes in product mix, product reviews by trade publications, estimates or statements made by analysts regarding the Company or its industry, perceptions formed at major trade shows regarding the Company or its industry, stock market price fluctuations, and litigation. As is the case with other technology companies, fluctuations in the market price of the Company's stock may result in class action stockholder lawsuits against the Company. The Company settled such a lawsuit in March 1995 and could be subject to similar lawsuits in the future. The defense of such lawsuits could have a material adverse effect on the Company's results of operations, whether or not any such lawsuits are meritorious.

         The Company believes that the variability of its quarterly and annual operating results contributes to the volatility of the price of the Company's common stock in the public market. As a result, investors should expect that market reactions to announcements of the Company's actual or expected results of operations for a particular quarter or annual period could be immediate and severe. For example, during each of the first two quarters of fiscal 1996 and during the first quarter of fiscal 1997, the Company announced that it expected to experience a decline in revenues and/or earnings due to the effect of new products introduced by competitors and limited availability of certain of the Company's new products and related components. Each of these announcements caused a sudden drop in the price of the Company's stock, along with an increase in the trading volume of the Company's common stock.

CHANNELS OF DISTRIBUTION

         The Company sells its products primarily through independent presentation specialists, personal computer dealers and distributors, and private label and OEM arrangements. These presentation specialists, dealers and distributors ("resellers") may carry competing product lines and could reduce or discontinue sales of the Company's products. There can be no assurance that these resellers will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, to the extent that private label and OEM customers do not purchase products as anticipated or switch to a different supplier on short notice, the Company may be holding customized inventories which are not salable to other customers and inventory write-downs may result. In fiscal 1996, private label sales represented approximately 15% of the Company's business. Any future phase-out of sales to any current or future private label or OEM customers, or any reduction in sales to presentation specialists, dealers and distributors, may have a material adverse effect.

         Shifts in end-user preferences or the entry of a major new competitor (see "Competition" above) may alter the relative importance of the channels of distribution discussed above or may create entirely new channels of distribution. The Company may incur significant costs in order to expand its presence in existing channels of distribution or establish a presence in new channels, which could have a material adverse effect on the Company's results of operations.

CREDIT RISKS

         Many of the resellers discussed above are small organizations with limited capital. The Company continuously monitors and manages the credit it extends to its resellers. However, from time to time, one or more of the resellers owing debt to the Company may become insolvent. In the event of such insolvency, the Company could experience disruptions in its distribution as well as a loss of some or all of any outstanding accounts receivable. The Company's objective is to increase international sales, including sales in emerging markets such as China and Latin America. The Company believes that the credit risks associated with resellers in emerging markets are materially greater than those associated with the U.S. and European markets.

INTELLECTUAL PROPERTY RIGHTS

         From time to time, certain companies have asserted patent, copyright and other intellectual property claims relevant to the Company's business and the Company expects that this will continue. The Company evaluates each claim relating to its products and, if appropriate, seeks a license. The Company has previously been involved in intellectual property litigation with one of its principal competitors in fiscal 1991 and 1992. During the course of the litigation one of the Company's suppliers refused to supply components for a product that was the subject of the dispute, and certain of the Company's dealers declined to carry the product. As a result, the Company found it necessary to redesign the disputed product family. The cumulative effect of the litigation contributed to the Company's losses in fiscal 1991. Although the eventual settlement in March 1992 had no material financial effect on the Company, if any future legal action were to arise in which the Company's products should be found to infringe upon intellectual property rights, the Company could be enjoined from further infringement and required to pay damages, which could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON EXPORT SALES

         For fiscal 1995, 1996, and in the first quarter of fiscal 1997, sales outside the United States and Canada represented approximately 38%, 39%, and 34%, respectively, of the Company's total sales. Sales outside the United
States are subject to the normal risks of international business activities, such as protective tariff, export and import controls, transportation delays and interruptions, and changes in demand resulting from fluctuations in exchange rates. With respect to exchange rates, all of the Company's products sold in international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less price competitive in foreign markets. Any increase in international sales may subject the Company to greater currency fluctuation risk than it has faced in the past.

ANTI-TAKEOVER PROVISIONS OF DELAWARE LAW; THE COMPANY'S CHARTER DOCUMENTS

         Certain provisions of Delaware law and the charter documents of the Company may have the effect of delaying, deferring or preventing changes in control or management of the Company. The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, which has the effect of restricting changes in control of a company. The Company's Board of Directors has authority to issue up to 5,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of such shares without any further vote or action by the stockholders.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
           Not applicable.

ITEM 2:  CHANGES IN SECURITIES
           Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable.

ITEM 5:  OTHER INFORMATION
           Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

                  27                   Financial Data Schedule

         b. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PROXIMA CORPORATION

         Dated:  August 13, 1996          /s/ John E Rehfeld
                                          --------------------------------------
                                          JOHN E. REHFELD
                                          President and Chief Executive Officer

         Dated:  August 13, 1996          /s/ Dennis Whittler
                                          --------------------------------------
                                          DENNIS A. WHITTLER
                                          Vice President, Finance

                                  EXHIBIT INDEX

Exhibit No.            Description
27                Financial Data Schedule