Form 10-Q
period 1996-09-29
PROXIMA CORP
filed 1996-11-13
CIK 895416

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                    FORM 10-Q

(Mark One)

         /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 1996

                                       OR

         / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________

                         Commission File Number 0-21034

                              --------------------

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

                              --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/ No / / .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value per share, 7,396,509 shares as of November 7, 1996.

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                     PROXIMA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                        (In thousands)

                                                                  --------       --------
                                                                September 30,    March 31,
                                                                    1996           1996
                                                                  --------       --------
                                                                 (unaudited)
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                $    268       $  2,389
         Short-term investments                                     17,319         19,032
         Accounts receivable, net                                   28,641         27,255
         Inventories (note 2)                                       24,156         24,416
         Deferred income taxes                                       3,018          2,864
         Prepaid expenses and other                                    971            809
                                                                  --------       --------
            Total current assets                                    74,373         76,765
                                                                  --------       --------
     PROPERTY                                                        7,350          7,189
                                                                  --------       --------
     OTHER ASSETS
         Investment in affiliate (note 3)                            1,111          4,485
         Deferred income taxes                                         868            874
         Patents                                                       473            497
         Other                                                         352            448
                                                                  --------       --------
            Total other assets                                       2,804          6,304
                                                                  --------       --------
     TOTAL                                                        $ 84,527       $ 90,258
                                                                  ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $  7,702       $  9,469
         Accrued expenses                                            5,096          5,555
         Income taxes payable                                        1,320          2,064
                                                                  --------       --------
            Total current liabilities                               14,118         17,088
                                                                  --------       --------
     COMMITMENTS AND CONTINGENCIES (NOTE 4)
     STOCKHOLDERS' EQUITY (NOTE 5)
         Preferred stock, authorized--5,000,000 shares,
            par value $.001, no shares issued or outstanding
         Common stock, authorized--40,000,000 shares,
            par value $.001, issued and outstanding--
            7,335,000 and 7,120,000 shares, respectively                 7              7
         Paid-in capital                                            40,967         39,399
         Treasury stock--281,000 shares held                        (2,548)        (1,750)
         Retained earnings                                          31,983         35,514
                                                                  --------       --------
            Total stockholders' equity                              70,409         73,170
                                                                  --------       --------
     TOTAL                                                        $ 84,527       $ 90,258
                                                                  ========       ========

See notes to consolidated financial statements.

                                     PROXIMA CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)

                                                                 Six months September 30,
                                                                 -----------------------
                                                                   1996          1995
                                                                 --------       --------
                                                                (unaudited)   (unaudited)
OPERATING ACTIVITIES
     Net income (loss)                                           $ (3,531)      $  3,003
     Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
         Depreciation and amortization                              1,730          1,295
         Provision for allowance for doubtful accounts                (80)           571
         Benefit from deferred income taxes                          (148)           (82)
         Tax benefit from stock option exercises                      269            919
         Gain on sale of subsidiary's assets                       (2,779)            --
         Writedown of investment in affiliate                       3,905             --
         Changes in assets and liabilities, net of effects
           from sale of subsidiary's assets:
            Accounts receivable                                    (3,427)         1,903
            Income taxes payable                                     (744)            39
            Inventories                                            (1,887)        (1,431)
            Prepaid expenses and other assets                        (215)           682
            Accounts payable and accrued expenses                  (1,540)        (6,834)
                                                                 --------       --------
                Net cash provided by
                    (used for) operating activities                (8,447)            65
                                                                 --------       --------
INVESTING ACTIVITIES
     Proceeds from sale of subsidiary's assets                      7,259             --
     Acquisition of property                                       (2,541)        (1,467)
     Short-term investments decrease                                1,713          9,402
     Investment in affiliate                                         (666)        (1,342)
     Other                                                            123           (172)
                                                                 --------       --------
               Net cash provided by investing activities            5,888          6,421
                                                                 --------       --------
FINANCING ACTIVITIES
     Sale of common stock                                             438            879
                                                                 --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,121)         7,365
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    2,389          3,304
                                                                 --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    268       $ 10,669
                                                                 ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income taxes paid                                           $    985       $     18
                                                                 ========       ========

See notes to consolidated financial statements.

                                                      PROXIMA CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands except per share data)

                                                          Three months ended            Six months ended
                                                             September 30,                September 30,
                                                        ----------------------       -----------------------
                                                          1996          1995           1996           1995
                                                        --------      --------       --------       --------
                                                      (unaudited)   (unaudited)     (unaudited)    (unaudited)
SALES                                                   $ 36,221      $ 35,030       $ 71,260       $ 67,990
COST OF SALES                                             24,813        23,108         49,752         44,547
                                                        --------      --------       --------       --------
     Gross profit                                         11,408        11,922         21,508         23,443
                                                        --------      --------       --------       --------
OPERATING EXPENSES
     Selling and marketing                                 5,277         5,067         11,946          9,504
     Research and development                              4,141         2,780          8,625          5,553
     General and administrative                            1,537         1,607          3,374          3,144
                                                        --------      --------       --------       --------
         Total                                            10,955         9,454         23,945         18,201
                                                        --------      --------       --------       --------
INCOME (LOSS) FROM OPERATIONS                                453         2,468         (2,437)         5,242
                                                        --------      --------       --------       --------
OTHER INCOME (EXPENSE)
     Interest and other income                               353           185            673            371
     Equity in income (loss) of affiliate (note 3)             7          (271)          (276)          (479)
     Gain on sale of subsidiary's assets (note 7)            100            --        - 2,779             --
     Writedown of investment in affiliate (note 3)            --            --       -(3,905)             --
                                                        --------      --------       --------       --------
         Total                                               460           (86)          (729)          (108)
                                                        --------      --------       --------       --------
INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES                          913         2,382         (3,166)         5,134
PROVISION FOR INCOME TAXES                                   211         1,027            365          2,131
                                                        --------      --------       --------       --------
NET INCOME (LOSS)                                       $    702      $  1,355       ($ 3,531)      $  3,003
                                                        ========      ========       ========       ========
EARNINGS (LOSS) PER SHARE DATA (NOTE 1)
     Earnings (loss) per share                          $   0.10      $   0.20       $  (0.51)      $   0.43
                                                        ========      ========       ========       ========
     Weighted average common and common
         equivalent shares (note 1)                        7,151         6,939          6,953          6,950
                                                        ========      ========       ========       ========

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

Earnings (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method, in which any shares that could have been purchased on the open market with the funds received from the exercise of options or warrants are not considered additional outstanding stock and have no dilutive effect on earnings per share (see note 5). Stock options are considered to be common stock equivalents. For the six months ended September 30, 1996, when the inclusion of common stock equivalents would be antidilutive, earnings (loss) per share is computed based on the weighted average number of common shares outstanding excluding common stock equivalents. Primary earnings (loss) per share is not significantly different from fully diluted earnings (loss) per share for any of the periods indicated.

For ease of presentation, the Company has indicated its fiscal year as ending on March 31 and its second fiscal quarter as ending on September 30, whereas the Company operates and reports on a 52-53 week fiscal year ending on the Sunday closest to March 31. Each fiscal quarter presented herein included 13 weeks, and each six month period presented herein included 26 weeks.

Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

2.       INVENTORIES:

                                                  September 30,        March 31,
                                                      1996               1996
                                                  (unaudited)
                  Raw materials                   $ 5,037,000        $ 3,974,000
                  Work-in-process                   9,538,000         10,887,000
                  Finished goods                    9,581,000          9,555,000
                                                  -----------        -----------
                       Total                      $24,156,000        $24,416,000
                                                  ===========        ===========

3.       OTHER ASSETS--INVESTMENT IN AFFILIATE

In May 1993 the Company purchased 125,000 shares of Laser Power Corporation ("LPC") common stock for $255,000 and has subsequently purchased, through September 30, 1996, 1,611,000 shares of LPC Series A Preferred Stock for $6,444,000. The Company has also entered into agreements providing for technology licenses between the Company and LPC and the cooperative development of new technologies. At September 30, 1996, the Company owned 125,000 shares of LPC common stock and 1,611,000 shares of LPC Series A Preferred Stock for a total investment of $6,699,000.

At September 30, 1996, the Company owned approximately 29% of the outstanding voting stock of LPC. The Company accounts for its investment under the equity method. The Company's share of the net losses of LPC of $276,000 for the first six months of fiscal 1997 is reflected in the accompanying Consolidated Statements of Operations. This item includes approximately $195,000 for the amortization of the excess of the cost of the investment over the underlying equity in net assets of LPC.

The Company recorded a write-down of $3,905,000 against its investment in LPC during the quarter ended June 30, 1996. The remaining investment balance of $1,111,000, shown on the accompanying balance sheet as of September 30, 1996 reflects the Company's equity in the net assets of LPC, less a valuation reserve. This valuation of the Company's investment in LPC is the result of an analysis of discounted and undiscounted estimated cash flows from the investment. The Company deemed it necessary to review its investment in LPC because of information obtained upon the completion of the first engineering model of a microlaser projector in July 1996. That engineering model demonstrated that the microlaser projector development would take more time and be more costly than anticipated, and that component costs would exceed earlier expectations. The Company now believes that microlaser technology will initially be suited for the higher-cost specialty projector market, which offers lower unit volumes than originally contemplated.

The Company will continue to recognize its share of the net income or loss of LPC under the equity method.

The Company has entered into an equipment line of credit agreement with LPC to provide up to $1,000,000 to LPC for the acquisition of equipment for projector development. The line of credit carries interest at 1.5% over the prime rate for a term of 48 months. The line of credit is secured by the equipment acquired and is guaranteed by a principal of LPC. At September 30, 1996, the total amount borrowed pursuant to the line of credit was $265,000. This amount is included in "Other" assets in the accompanying balance sheets.

4.       COMMITMENTS AND CONTINGENCIES

Litigation

During the three months ended September 30, 1996, the Company was named as a defendant in three putative shareholder class action lawsuits. Certain current and former executive officers and directors are also named as defendants. In Stielau Family Trust, et. al. v. Paul Eichen, et. al., filed on August 15, 1996 in the California Superior Court for San Diego County, and in Robert Powers, et. al. v. Paul Eichen, et. al., filed on August 16, 1996 in the U.S. District Court for the Southern District of California, the plaintiffs purport to represent a class consisting of all persons who purchased the Company's common stock between July 26, 1994 and August 17, 1995. In Richard Strausz, et. al. v. Proxima Corp., et. al., filed on August 27, 1996 in the California Superior Court for San Diego County, the plaintiffs purport to represent a class consisting of all persons who purchased the Company's common stock between October 21, 1995 and June 24, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the class periods. The plaintiffs are seeking unspecified compensatory damages and additional punitive damages. The Company believes that it has good defenses to the claims alleged in the lawsuits and is defending itself vigorously against these actions.

5.       STOCKHOLDERS' EQUITY

Treasury Stock

During the three months ended September 30, 1996 the Company received approximately 58,000 shares of the Company's common stock in connection with the exercise of stock options. The shares received had a fair market value of $798,000 at the time of receipt. The Company may receive or repurchase additional shares of its issued and outstanding common stock in the future.

Stock Option Plan

At the annual meeting of shareholders on August 14, 1996, the shareholders approved a new Stock Option Plan which provides for incentive and non-qualified options to purchase up to 500,000 shares of common stock to be granted to certain key employees, directors and other individuals to purchase shares of the Company's common stock. The Plan also provides for additional options equal to the number of options granted under the terminated 1986 Stock Option Plan that expire unexercised, not to exceed an additional 500,000 shares. Incentive stock options may be granted at prices not less than the fair market value at the date of grant, and generally become exercisable in equal annual increments over four years. Options issued under the Plan generally expire seven years after the date of grant.

6.       LINE OF CREDIT

At September 30, 1996, the Company had available a line of credit arrangement providing for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The line of credit arrangement contains standard covenants relating to financial ratios. The Company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1996 or during the first six months of fiscal 1997. The credit arrangement expires on July 31, 1997.

7.       SALE OF SUBSIDIARY'S ASSETS

On June 28, 1996, the Company entered into an agreement to sell the assets of its wholly-owned power protection subsidiary, Newpoint Corporation, in a cash transaction totaling approximately $7.3 million. Newpoint accounted for less than 10% of the Company's revenues during the first six months of fiscal years 1996 and 1997, and during the three month periods ended September 30, 1995 and 1996. The operating results of Newpoint Corporation for the six months ended September 30, 1995 and for the three months ended June 30, 1996 are reflected in the accompanying Consolidated Statements of Operations. The gain on sale of assets of $2,679,000 was recognized in the Consolidated Statement of Operations for the three-month period ended June 30, 1996, under "Gain on sale of subsidiary's assets." The Company also retained certain liabilities related to Newpoint Corporation. An additional gain on sale of assets of $100,000 was recognized in the Consolidated Statement of Operations for the three-month period ended September 30, 1996, reflecting an adjustment in the reserve for these liabilities. The asset sale agreement provided for an independent audit of the assets within 60 days from the date of the agreement, which was completed during the three months ended September 30, 1996. The agreement also provides for adjustments in the final sales price up to one year after the date of the agreement based on such factors as collectability of receivables and inventory obsolescence. The Company has established reserves that it considers sufficient to cover any such adjustments, liabilities or contingencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company offers broad lines of data and video projection products, including multimedia projectors capable of supporting full-motion video, animation, and sound directly from a computer or VCR, and the Cyclops pointer system, a unique fully interactive command and control system. All of the Company's projection products are designed for interactivity and ease of use.

RESULTS OF OPERATIONS

         The following table sets forth certain data as a percentage of sales:

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                         1996        1995         1996         1995
         Sales                                           100.0%      100.0%       100.0%       100.0%
         Cost of sales                                    68.5        66.0         69.8         65.5
                                                         -----       -----        -----        -----
              Gross profit                                31.5        34.0         30.2         34.5
                                                         -----       -----        -----        -----
         Operating expenses
              Selling and marketing                       14.6        14.5         16.8         14.0
              Research and development                    11.4         7.9         12.1          8.2
              General and administrative                   4.3         4.6          4.7          4.6
                                                         -----       -----        -----        -----
                          Total                           30.3        27.0         33.6         26.8
                                                         -----       -----        -----        -----
         Income (loss) from operations                     1.2         7.0         (3.4)         7.7
                                                         -----       -----        -----        -----
         Other income (expense)
              Interest and other income                    1.0         0.5          0.9          0.5
              Equity in loss of affiliate                   --        (0.7)        (0.4)        (0.7)
              Gain on sale of subsidiary's assets          0.3          --          3.9           --
              Write-down of investment in affiliate         --          --         (5.5)          --
                                                         -----       -----        -----        -----
                          Total                            1.3        (0.2)        (1.1)        (0.2)
                                                         -----       -----        -----        -----
         Income (loss) before income taxes                 2.5         6.8         (4.5)         7.5
         Provision for income taxes                        0.6         2.9          0.5          3.1
                                                         -----       -----        -----        -----
         Net income (loss)                                 1.9%        3.9%        (5.0)%        4.4%
                                                         =====       =====        =====        =====


NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (denoted with an asterisk *) within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below.

SECOND QUARTER FISCAL 1997 COMPARED TO SECOND QUARTER FISCAL 1996

Sales

         The Company's sales increased 3% from $35.0 million in the second quarter of fiscal 1996 to $36.2 million in the second quarter of fiscal 1997. The increase in sales was primarily attributable to sales of LCD integrated projector products sourced from other companies, partially offset by the loss of sales of the Company's Newpoint Corporation subsidiary, whose assets were sold during the first quarter of fiscal 1997. Overall, an increase in unit sales was partially offset by a decrease in average selling prices attributable to price reductions and promotional discounts. The Company has experienced increased pricing pressures as a result of the entry of new competitors into the projection market. In addition, the increase in the number of competitive new products available to the channels of distribution in which the Company competes is negatively impacting the Company's sales and market share. The increasing number of competitive products is due primarily to the growth in resources dedicated to product development by the Company's competitors. The Company believes that competition in the form of continued pricing pressures and the introduction of new product offerings will intensify in the future*. The Company also expects that its international sales as a percentage of total sales will be lower in the third and fourth quarters of fiscal 1997 versus the comparable periods of fiscal 1996, primarily due to expected reduced sales to the Company's major private label customer*. See "Risk Factors."

Gross Profit

         Gross profit as a percentage of sales decreased from 34.0% in the second quarter of fiscal 1996 to 31.5% in the comparable quarter of fiscal 1997. The decrease in gross profit as a percentage of sales for the quarter ended September 30, 1996 was due to price reductions and promotional discounts offered by the Company. The decline in gross profit as a percentage of sales was partially offset by component cost reductions. The increasing downward pressure on the average selling prices of the Company's products, discussed in "Sales," above, also serves to reduce the Company's gross profit margins*. See "Risk Factors."

Operating Expenses

         Operating expenses include selling and marketing, research and development, and administrative expenses, which are individually discussed below. The Company's goal is to maintain operating expenses at levels comparable to those experienced during the fourth quarter of fiscal 1996, when total operating expenses were $12,372,000, adjusted for inflation at an assumed rate of 5% per year, and excluding legal costs to be incurred during fiscal 1997 for shareholder litigation*. See "Risk Factors." Actual operating expenses were $12,990,000 and $10,955,000 during the first and second quarters of fiscal 1997, respectively. The reduction in operating expenses in the second quarter of fiscal 1997 versus the first quarter of fiscal 1997 is primarily attributable to the absence of operating expenses of the Company's Newpoint Corporation subsidiary, the assets of which were sold at the end of the first quarter of fiscal 1997.

         Selling and marketing expenses increased from $5,067,000 in the second quarter of fiscal 1996 to $5,277,000 in the second quarter of fiscal 1997. As a percentage of sales, selling and marketing expenses increased from 14.5% in the second quarter of fiscal 1996 to 14.6% in the second quarter of fiscal 1997. Selling and marketing expenses were higher both in dollar amount and as a percentage of sales primarily due to product promotion expenses related to the introduction of the Company's new line of integrated projectors and sales expenses required to support the higher sales volumes.

         Research and development expenses increased from $2,780,000 in the second quarter of fiscal 1996 to $4,141,000 in the second quarter of fiscal 1997. As a percentage of sales, research and development expenses were 7.9% in the second quarter of fiscal 1996 and 11.4% in the second quarter of fiscal 1997. The increase in absolute dollars and as a percentage of sales for the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 reflects higher staffing levels and outside R&D services.

         General and administrative expenses were relatively unchanged at $1,607,000 in the second quarter of fiscal 1996 versus $1,537,000 in the second quarter of fiscal 1997. As a percentage of sales, general and administrative expenses decreased from 4.6% in the second quarter of fiscal 1996 to 4.3% in the second quarter of fiscal 1997 as a result of higher sales volume. The Company expects legal expenses to increase due to the defense of shareholder litigation*. See "Risk Factors."

Interest Income

         Interest income increased from $185,000 in the second quarter of fiscal 1996 to $353,000 in the second quarter of fiscal 1997. The increase is attributable to higher average balances of cash and short-term investments.

Income Taxes

         The Company's effective tax rate was 23.1% in the second quarter of fiscal 1997 compared to a provision of 43.1% in the second quarter of fiscal 1996. The Company's effective tax rate in the second quarter of fiscal 1997 was lower than the effective tax rate in the comparable period of the preceding year primarily due to the reinstatement of the R&D tax credit effective July 1, 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED
         SEPTEMBER 30,1995

Sales

         The Company's sales increased 5% from $68.0 million in the six months ended September 30, 1995 to $71.3 million in the six months ended September 30, 1996. The increase in sales was primarily attributable to sales of LCD integrated projector products sourced from other companies, partially offset by the loss of sales of the Company's Newpoint Corporation subsidiary, whose assets were sold during the first quarter of fiscal 1997. Overall, an increase in unit sales was partially offset by a decrease in average selling prices attributable to price reductions and promotional discounts. The Company has experienced increased pricing pressures as a result of the entry of new competitors into the projection market. In addition, the increase in the number of competitive new products available to the channels of distribution in which the Company competes is negatively impacting the Company's sales and market share. The increasing number of competitive products is due primarily to the growth in resources dedicated to product development by the Company's competitors. The Company believes that competition in the form of continued pricing pressures and the introduction of new product offerings will intensify in the future*. The Company also expects that its international sales as a percentage of total sales will be lower in the third and fourth quarters of fiscal 1997 versus the comparable periods of fiscal 1996, primarily due to expected reduced sales to the Company's major private label customer*. See "Risk Factors."

Gross Profit

         Gross profit as a percentage of sales decreased from 34.5% in the six months ended September 30, 1995 to 30.2% in the comparable period of fiscal 1997. The decrease in gross profit as a percentage of sales for the six months ended September 30, 1996 was due to price reductions, associated price protection, and promotional discounts offered by the Company, in addition to inventory adjustments to reflect standard cost changes. The decline in gross profit as a percentage of sales was partially offset by component cost reductions. The increasing downward pressure on the average selling prices of the Company's products, discussed in "Sales," above, also serves to reduce the Company's gross profit margins*. See "Risk Factors."

Operating Expenses

         Operating expenses include selling and marketing, research and development, and administrative expenses, which are individually discussed below. The Company's goal is to maintain operating expenses at levels comparable to those experienced during the fourth quarter of fiscal 1996, when total operating expenses were $12,372,000, adjusted for inflation at an assumed rate of 5% per year, and excluding legal costs to be incurred during fiscal 1997 for shareholder litigation*. See "Risk Factors." Actual operating expenses were $12,990,000 and $10,955,000 during the first and second quarters of fiscal 1997, respectively. The reduction in operating expenses in the second quarter of fiscal 1997 versus the first quarter of fiscal 1997 is primarily attributable to the absence of operating expenses of the Company's Newpoint Corporation subsidiary, the assets of which were sold at the end of the first quarter of fiscal 1997.

         Selling and marketing expenses increased from $9,504,000 in the six months ended September 30, 1995 to $11,946,000 in the six months ended September 30, 1996. As a percentage of sales, selling and marketing expenses increased from 14.0% in the first six months of fiscal 1995 to 16.8% in the first six months of fiscal 1997. Selling and marketing expenses were higher in both dollar amount and as a percentage of sales primarily due to product promotion expenses related to the introduction of the Company's new line of projectors and sales expenses required to support the higher sales volumes.

         Research and development expenses increased from $5,553,000 in the six months ended September 30, 1995 to $8,625,000 in the six months ended September 30, 1996. As a percentage of sales, research and development expenses were 8.2% in the six months ended September 30, 1995 and 12.1% in the six months ended September 30, 1996. The increase in both absolute dollars and percentage of sales for the first six months of fiscal 1997 as compared to the first six months of fiscal 1996 reflects higher staffing levels and outside R&D services.

         General and administrative expenses increased from $3,144,000 in the first six months of fiscal 1996 to $3,374,000 in the first six months of fiscal 1997. As a percentage of sales, general and administrative expenses increased from 4.6% in the first six months of fiscal 1996 to 4.7% in the first six months of fiscal 1997. Increases in general and administrative expenses in absolute dollars and as a percentage of sales in the first six months of fiscal 1997 versus the comparable period of fiscal 1996 were due primarily to higher staffing levels, partially offset by decreases in reserves for accounts receivable. The Company expects legal expenses to increase due to the defense of shareholder litigation*. See "Risk Factors."

Interest and Other Income

         Interest income increased from $371,000 in the six months ended September 30, 1995 to $673,000 in the six months ended September 30, 1996. The increase is attributable to higher average balances of cash and short-term investments during the first six months of fiscal 1997 as compared to the first half of fiscal 1996.

Write-down of Investment in Affiliate

         The Company recorded a write-down of $3,905,000 against its investment in LPC during the quarter ended June 30, 1996. The remaining investment balance of $1,111,000, shown on the accompanying balance sheet as of September 30, 1996, reflects the Company's equity in the net assets of LPC, less a valuation reserve. The Company deemed it necessary to review its investment in LPC because of information obtained upon the completion of the first engineering model of a microlaser projector in July 1996. That engineering model demonstrated that the microlaser projector development would take more time and be more costly than anticipated, and that component costs would exceed earlier expectations. The Company now believes that microlaser technology will initially be suited for the higher-cost specialty projector market, which offers much lower unit volumes than originally contemplated.

Income Taxes

         The Company's effective tax rate was 41.5% in the first six months of fiscal 1996. The Company had a provision of $365,000 in the first six months of fiscal 1997. The Company has not recognized any tax benefit from the equity in loss of affiliate or from the write-down of its investment in LPC.

Treasury Stock

During the three months ended September 30, 1996 the Company received approximately 58,000 shares of the Company's common stock in connection with the exercise of stock options. The shares received had a fair market value of $798,000 at the time of receipt. The Company may receive or repurchase additional shares of its issued and outstanding common stock in the future.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has generally funded its operations through cash flow provided from operations. The net increase in cash and short-term investments was $5.7 million in fiscal 1996. The net increase in cash and short-term investments in fiscal 1996 was primarily due to $9.7 million of earnings, a $2.0 million positive cash flow from the sale of common stock, and a $2.0 million tax benefit from stock option exercises, partially offset by the acquisition of $5.0 million in property, a $3.3 million decrease in accounts payable and accrued expenses, and a $2.0 million investment in LPC. The net decrease in cash and short-term investments was $3.8 million in the six months ended September 30, 1996. The net decrease in cash and short-term investments in the first six months of fiscal 1997 was due primarily to a $3.5 million net loss, the acquisition of $2.5 million in property, a $2.2 million decrease in accounts payable and accrued expenses, and a $1.4 million increase in accounts receivable, partially offset by $7.3 million received on the sale of the assets of Newpoint Corporation. Accounts payable and accrued expenses decreased during the first six months of fiscal 1997 after the acquisition of components for new products had been largely completed. Accounts receivable increased during the same period as sales were much greater near the end of the period. Receivable days outstanding were 52 at March 31, 1996 and 72 at September 30, 1996.

         As of September 30, 1996, the Company had $17.6 million in cash and short-term investments and $60.3 million in working capital, compared to $21.4 million in cash and short-term investments and $59.7 million in working capital as of March 31, 1996. The Company had no debt at March 31 or September 30 of 1996.

         The Company has an arrangement to provide for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The line of credit arrangement contains standard covenants relating to financial ratios. The Company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1996 or during the first six months of fiscal 1997. The credit arrangement expires on July 31, 1997. The Company expects to be able to obtain a new credit arrangement under favorable terms*. See "Risk Factors."

         The Company believes that existing cash resources, together with cash flow from operations and available lines of credit, will provide sufficient funding for operations for the foreseeable future*. See "Risk Factors."

         To date, inflation has not had a significant impact on the Company's operating results.

                                  RISK FACTORS

         The following discussion of risk factors describes certain aspects of the business environment in which the Company operates. Users of this report should carefully consider these risk factors in addition to the other information in this report. The risks faced by the Company are exemplified by the Company's reported sales and earnings per share over the last eight quarters:

                              FY95                                FY96                                 FY97
                       ------------------      ------------------------------------------      -------------------
                          Q3        Q4           Q1          Q2          Q3          Q4          Q1            Q2
Sales ($millions)        36.2        40.7        33.0        35.0        44.2        47.6        35.0         36.2
EPS                    $ 0.55      $ 0.56      $ 0.24      $ 0.20      $ 0.46      $ 0.47      ($0.59)      $ 0.10

The Company believes that this volatility has been influenced by the occurrence of one or more of the factors discussed below.

FORECASTS

         The Company prepares annual budgets and other confidential internal projections that contain detailed forecasts of future sales and earnings for existing products as well as forecasts for products still in development. The Company believes that inaccuracies in its forecasting are related to factors in the highly dynamic market in which it competes as described in certain of the risk factors below, including "Short Product Lives and Technological Change," "Competition," "Development Risk," "Sources of Supply," "Price Reductions" and "Variability of Quarterly or Annual Results." In the past eight quarters, for example, actual quarterly earnings results have varied from internal forecasts by amounts ranging from only a few percentage points to well over 100%, with most of the large variances being negative. It is the Company's policy not to publicly disclose its internal forecasts. Numerous independent stock analysts and market analysts prepare and publish financial forecasts and projections about the Company. The Company disclaims responsibility for all such forecasts and projections. The Company believes that forecasts and projections prepared by these independent stock analysts and market analysts have frequently been inaccurate in the past and are, therefore, highly speculative and should be used only with extreme caution.

         From time to time, the Company may announce one or more new products with a subsequent availability date. Any such availability dates are merely good faith estimates by the Company based on an assessment of all information available at the time of the estimate. In the past, the Company has suffered substantial delays in the availability of new products. These delays have occurred either because the Company has been unable to resolve certain technical challenges and supplier issues that are normal in any development process prior to the estimated availability date, or because of unforeseen technical challenges and supplier issues arising after the announcement of an availability date. See "Development Risk" and "Sources of Supply." The Company expects that it will continue to face unforeseen product development challenges which may cause it to miss the estimated availability dates for its products.

SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE

         The market for multimedia projection products is characterized by rapidly evolving technology and short product lives, with new products frequently capturing significant market share. Anticipated product releases (and particularly products incorporating new technology) by the Company or its competitors often cause customers to delay purchases of existing products until such new products are available. Any delays in purchases can significantly impact the Company's results of operations.

         The Company's future success depends on its ability to continue to develop and manufacture, or to distribute under private label arrangements, competitive products on a timely basis, particularly enhancements to and new generations of multimedia projectors. For example, in the second quarter of fiscal 1997 the majority of the Company's sales were generated by products introduced within the preceding 6 months. Historically, many of the Company's products have achieved peak sales within a few months after their introduction. The Company's broadening product line must be frequently refreshed with improved products to maintain parity with competitors' products. The increasing number of large competitors in the multimedia projection industry has made it more difficult to foresee the successive waves of product introductions in the industry. See "Competition." Furthermore, the Company does not have the internal resources necessary to be first to market with improved products and features simultaneously across its entire product line. Therefore, the Company must increasingly rely on its evolving business alliances to supplement products developed and produced internally by the Company. There can be no assurance that the Company's current or future products will continue to achieve market acceptance, or that the Company will be able to develop or expand production of and deliver new products in a timely manner. See "Development Risk."

         Many of the Company's competitors currently offer projectors that directly compete with the Company's existing projector products on a price/performance, feature and/or availability basis. The Company believes that the sale of such products by the Company's competitors adversely affected sales of the Company's projectors during the first and second quarters of fiscal 1996 and the first and second quarters of fiscal 1997. Although the Company continues to introduce enhanced versions and new generations of its projector products, there can be no assurance that the Company will be able to recapture market share. More specifically, the Company has announced the release of numerous new products during fiscal 1997. Such new products are expected to account for the majority of the Company's sales during the second half of fiscal 1997. This product transition is dependent upon timely delivery, resolution of technical challenges and availability issues, price and feature/function competitiveness, and overall market acceptance by distribution and end-user customers. See "Sources of Supply," "Competition," "Variability of Quarterly or Annual Results," and "Channels of Distribution." There can be no assurance that the new product transition will be successful, or that the Company will be in a position to transition to improved products in response to competitors' subsequent product introductions which are expected during the remainder of fiscal 1997.
In any product transition, as new products are announced, the Company may deem it necessary to substantially reduce prices on the then-present models and/or write off certain inventory as obsolete.

         In addition to the evolutionary changes in products and technologies described above, several new technologies are currently in production or under development by the Company or its competitors, including polysilicon LCD modules, digital micromirrors, reflective silicon panels, and higher resolution (SVGA and XGA) controllers. The Company or one or more of its competitors may introduce additional products based on new technologies from time to time. The Company believes that polysilicon LCD technology, which has been developed and is owned by numerous Japanese companies, and digital micromirror technology, which has been developed and is owned by one U.S. company, will both continue to improve on a price/performance basis. See "Competition." Further, the Company believes that the demand will increase for higher resolution (SVGA and XGA resolution) projectors, and there will be a corresponding reduced demand for VGA resolution projectors. There can be no assurance that the Company will be able to respond to these technological shifts in a timely manner. In the past, the company or companies that first introduce new features or technologies into the marketplace have gained significant market share. The Company has lost market share in this way in the past and may do so again in the future.

DEVELOPMENT RISK

         The Company currently designs, manufactures and distributes its own products, and also distributes products designed and manufactured by others. The design, manufacture and marketing of multimedia projector products is complicated by rapidly evolving light valve technologies, lamp technologies, electronic control circuitry and optics. As projection products become smaller and smaller, the Company faces extraordinarily complex engineering challenges in integrating electrical, mechanical, optical, thermal, and software designs into a compact unit. Further, the Company must repeatedly make complex choices regarding which technologies to pursue, product make versus buy determinations, and the development of differentiating product features. As a result, in developing its new products, the Company exposes itself to enormous technical and financial risks. In the past, the Company has discontinued certain development efforts based on changing expectations of the respective products' marketability or producability and may do so again in the future. Many of the challenges faced by the Company in developing new products involve key components produced by vendors who themselves face engineering or procurement challenges that the Company has little or no ability to anticipate or resolve.

         The Company continues to face the development risks described above and expects to face other unforeseen development risks, which may cause substantial delays in the development and introduction of new products.

SOURCES OF SUPPLY

         Certain products and components which the Company resells or uses to manufacture its products are available only from single sources. Although the Company generally buys products and components under purchase orders and does not have long-term agreements with its suppliers, the Company expects that its suppliers will continue to attempt to meet the Company's requirements. For certain of these items, the process of qualifying a replacement supplier and receiving replacement supplies could take several months. For example, should a mold for plastic componentry break or become unusable, repair or replacement could take several months. The Company does not maintain sufficient inventory to allow it to fill customer orders without interruption for more than a few weeks. Therefore, an extended interruption in the supply of products or components would have a material adverse effect on the Company's results of operations. Three of the Company's major suppliers, Sanyo, Sharp and Hitachi, also compete or have competed with the Company. See "Competition." The Company purchases many of its products and components from suppliers located outside the United States. Policies adopted by the Company's suppliers, trading policies adopted by the United States (such as anti-dumping or other duties on imported components) or foreign governments, or fluctuations in foreign exchange rates may at any time restrict the availability of products or components or increase their cost. The Company has experienced product and component shortages in the past and expects that it could again experience product and component shortages in the future, particularly in the months immediately following the introduction of new products. See "Development Risk."

COMPETITION

         The Company's ability to compete in the highly competitive multimedia projection products market depends on factors both within and outside its control, including the success and timing of product introductions by the Company and its competitors, product price, performance and features, availability, product distribution and customer support. The Company believes that new competitors may enter the market and that new or existing competitors will introduce products which directly compete with the Company's existing products on a performance and price basis. The Company's insight into its competition and their development plans/dates is extremely limited and, therefore, it is generally unable to forecast the impact of new competitive products.

         Some of the Company's current or potential competitors have greater financial, technical, manufacturing and marketing resources than the Company and have lower cost and/or profit structures and may be in a position to introduce products incorporating advanced technologies ahead of the Company. A number of large electronics and computer manufacturers such as Apple, Hewlett-Packard, Compaq, Kyocera, Samsung and Texas Instruments, among others, have the resources to enter the projection products market in direct competition with the Company, employing potentially superior technologies and/or cost structures. Announcements by one or more of the large manufacturers could cause customers to delay or cease altogether purchases of the Company's products, which would have a material adverse effect on the Company's results of operations. For example, since the beginning of 1995, Epson, Fujitsu, Hitachi, 3M, IBM, Matsushita, Philips, NEC, Sanyo, Sony and Toshiba have each introduced or announced new products addressing the same markets as certain of the Company's products. Competition between the Company and its competitors in the market for multimedia projectors has been and is expected to continue to be intense.

PRICE REDUCTIONS

         The Company has in the past significantly reduced prices on its product lines and may do so again in the future in response to competitive pricing pressures. The Company expects price competition to continue to be intense and therefore expects continued downward pressure on its gross margins. The Company believes that certain of its competitors have the financial resources to, and may, sell competitive products at cost or potentially below cost in an effort to gain market share.

         The Company provides price protection to its dealers and distributors such that, if the Company reduces the price of its products, dealers and distributors are entitled to a credit for the difference between the new, reduced price and the price of products purchased and still held in their inventory at the time of the price reduction. Any significant price reduction and the associated price protection would have a material adverse impact on sales and gross margins and therefore on the Company's results of operations for the period in which the price reduction occurs, unless such price reduction were offset by higher unit volume resulting from the price reduction. For example, the Company's series of price reductions early in fiscal 1996 ranged up to 17% and did have a material adverse effect on the results of operations during the first and second quarters of fiscal 1996. The Company also reduced prices ranging up to approximately 25% on certain of its multimedia projection products subsequent to the end of fiscal 1996 and thereafter experienced a revenue decline on those products in the first quarter of fiscal 1997. The Company believes that such decline was primarily attributable to the fact that the price reduction was not offset by higher unit volumes. Future price reductions are expected and will likely have a similar material adverse effect.

VARIABILITY OF QUARTERLY OR ANNUAL RESULTS

         A significant portion of the Company's shipments typically occur in the last month of a quarter. Although the Company attempts to ship products to its customers as promptly as practicable upon receipt of a purchase order, minor timing differences between the receipt of customer purchase orders and the Company's shipments to fill such orders can have a significant impact on the Company's quarterly or annual results. These timing differences may be caused by customers' ordering patterns or business cycles, or by the Company's production capacity, component availability or technical challenges. When, as often happens, significant variations occur between forecasts and actual orders (see "Forecasts"), the Company is often unable to reduce its fixed short-term expenses proportionately and in a timely manner, which at times has had an adverse effect on operating results and could have a similar effect in the future. For example, during fiscal 1996, the Company and its suppliers encountered technological barriers and manufacturing process problems on several of its new integrated projector products. The Company was therefore unable to obtain enough components to meet the initial demand for certain of its newer products. When breakthroughs were made on some of these new products, the Company was able to ship a large volume of products to fill past due orders. Component availability, quality control, production yield, and technological factors have caused variations in quarterly and annual results in the past, and are expected to cause further volatility in future periods. The Company's new projector products introduced or expected to be introduced during fiscal 1997 are subject to similar technical challenges and are also critically dependent on the availability of supplier products and/or key components such as LCD panels, light valves and power supplies. See "Development Risk."

         The Company's rate of year-over-year revenue growth slowed significantly in the second quarter of fiscal 1997 compared to the year earlier period. The Company does not expect to achieve in the future either the rates of growth experienced by the Company in fiscal years 1992 through 1996 or the rates of growth projected for the multimedia projection products industry as a whole. The Company believes that the projections by third parties of total unit demand growth in the multimedia projection products industry will be partly or entirely offset by continued price erosion in the industry. See "Price Reductions."

VOLATILITY OF STOCK PRICE

         The trading price of the Company's stock has been and is expected to continue to be subject to immediate and wide fluctuations due to factors both within and outside the Company's control, including but not limited to one or more of the following: variations in operating results or financial position, new product introductions or price changes by the Company or its competitors, changes in product mix, product reviews by trade publications, estimates or statements made by analysts regarding the Company or its industry, perceptions formed at major trade shows regarding the Company or its industry, stock market price fluctuations, and litigation. As is the case with many other technology companies, fluctuations in the market price of the Company's stock have resulted in class action stockholder lawsuits against the Company. See "Stockholder Lawsuits." The defense of such lawsuits could have a material adverse effect on the Company's results of operations, whether or not any such lawsuits are meritorious.

         The Company believes that the variability of its quarterly and annual operating results contributes to the volatility of the price of the Company's common stock in the public market. As a result, investors should expect that market reactions to announcements of the Company's actual or expected results of operations for a particular quarter or annual period could be immediate and severe. For example, during each of the first two quarters of fiscal 1996 and during the first quarter of fiscal 1997, the Company announced that it expected to experience a decline in revenues and/or earnings due to the effect of new products introduced by competitors and limited availability of certain of the Company's new products and related components. Each of these announcements caused a sudden drop in the price of the Company's stock. Consistent with the prior announcement during the first quarter of fiscal 1997, the Company subsequently reported a loss from operations for the first quarter of fiscal 1997. The Company expects that future transitions to new products may also result in a loss from operations in one or more fiscal quarters in the future thereby likely causing a sudden drop in the price of the Company's stock at those times.

STOCKHOLDER LAWSUITS

         Three putative class action securities lawsuits have recently been filed against the Company. The lawsuits allege that the Company and certain of its officers and directors engaged in a scheme to defraud investors by making a series of positive statements about the Company that were allegedly known to be false and misleading when made. The Company believes that the lawsuits are without merit, and the Company intends to vigorously defend the lawsuits.

         Alleged damages in the recently filed lawsuits are unspecified, but theoretically an adverse verdict could bankrupt the Company and result in a total loss of each stockholder's investment. The Company intends to expend significant financial and managerial resources in defense of the lawsuits to protect its business interests and the interests of its stockholders. Defense costs alone could have a material adverse effect on future results. The Company is subject to Generally Accepted Accounting Principles and to the rules of the Securities and Exchange Commission, which do not permit the provision for any loss that may result from the resolution of litigation whose outcome cannot presently be determined.

         The Company believes that the volatility of its business and of the market for stocks of high technology companies makes it inevitable that the Company's stock will continue to fluctuate substantially in price. In addition, most or all of the Company's officers and directors have, as part of their compensation packages, stock option arrangements with finite lives and which expire ninety (90) days after the termination of employment. As a result, the Company expects that its directors, officers and other employees will from time to time exercise stock options and subsequently lawfully sell the stock thus acquired in the midst of continuing fluctuations in the price of the Company's stock. The Company believes that its stock price volatility and the occasional lawful sale of stock by its directors and officers will make it susceptible to meritless shareholder class action lawsuits in the future.

CHANNELS OF DISTRIBUTION

         The Company sells its products primarily through independent presentation specialists, personal computer dealers and distributors, and through private label and OEM arrangements. These presentation specialists, dealers and distributors ("resellers") may carry competing product lines and could reduce or discontinue sales of the Company's products at any time. There can be no assurance that these resellers will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, to the extent that private label and OEM customers do not purchase products as anticipated or switch to a different supplier on short notice, the Company may be holding customized inventories which are not salable to other customers and inventory write-downs may result. The Company's major private label customer is currently phasing-out purchases of certain of the Company's products. In fiscal 1996, private label sales represented approximately 15% of the Company's business. Any further phase-out of sales to this private label customer or phase-out of sales to any other private label or OEM customers, or any reduction in sales to presentation specialists, dealers and distributors, may have a material adverse effect.

         Shifts in end-user preferences or the entry of a major new competitor (see "Competition," above) may alter the relative importance of the channels of distribution discussed above or may create entirely new channels of distribution. The Company may incur significant costs in order to expand its presence in existing channels of distribution or establish a presence in new channels, which could have a material adverse effect on the Company's results of operations.

CREDIT RISKS

         Many of the resellers discussed above are small organizations with limited capital. The Company continuously monitors and manages the credit it extends to its resellers; however, there can be no assurance that one or more of the resellers will not become insolvent. In the event of such insolvency, the Company could experience disruptions in its distribution as well as a loss of some or all of any outstanding accounts receivable. The Company's objective is to increase international sales, including sales in emerging markets such as China and Latin America. The Company believes that the credit risks associated with resellers in emerging markets are materially greater than those associated with the U.S. and European markets.

INTELLECTUAL PROPERTY RIGHTS

         From time to time, certain companies have asserted patent, copyright and other intellectual property claims relevant to the Company's business and the Company expects that this will continue. The Company evaluates each claim relating to its products and, if appropriate, seeks a license. The Company has previously been involved in intellectual property litigation with one of its principal competitors in fiscal 1991 and 1992. During the course of the litigation one of the Company's suppliers refused to supply components for a product that was the subject of the dispute, and certain of the Company's dealers declined to carry the product. As a result, the Company found it necessary to redesign the disputed product family. The cumulative effect of the litigation contributed to the Company's losses in fiscal 1991. Although the eventual settlement in March 1992 was financially immaterial, if any future legal action were to arise in which the Company's products should be found to infringe upon intellectual property rights, the Company could be enjoined from further infringement and required to pay damages, which could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON EXPORT SALES

         For fiscal 1995, 1996, and in the first six months of fiscal 1997, sales outside the United States and Canada represented approximately 38%, 39% and 34%, respectively, of the Company's total sales. Sales outside the United States are subject to the normal risks of international business activities, such as protective tariff, export and import controls, transportation delays and interruptions, and changes in demand resulting from fluctuations in exchange rates. With respect to exchange rates, virtually all of the Company's products sold in international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less price competitive in foreign markets. Any increase in international sales may subject the Company to greater currency fluctuation risk than it has faced in the past.

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

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
           See Note 4 of the Consolidated Financial Statements.

ITEM 2:  CHANGES IN SECURITIES
           Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           a) The Company's annual meeting of stockholders was held on August 14, 1996.

           b)  Not applicable

           c) At the annual meeting of shareholders on August 14, 1996, the shareholders approved a new Stock Option Plan which provides for incentive and non-qualified options to purchase up to 500,000 shares of common stock to be granted to certain key employees, directors and other individuals to purchase shares of the Company's common stock. The Plan also provides for additional options, equal to the number of options granted under the terminated 1986 Stock Option Plan that expire unexercised, not to exceed an additional 500,000 shares. Incentive stock options may be granted at prices not less than the fair market value at the date of grant, and generally become exercisable in equal annual increments over four years. Options issued under the Plan generally expire seven years after the date of grant. The vote was 1,639,844 affirmative, 855,510 negative, and 3,746,454 not voted.

ITEM 5:  OTHER INFORMATION
           Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
           a.  Exhibits:
                #10.1--Amended and Restated 1996 Stock Plan
                #10.2--Amended and Restated 1986 Stock Option Plan #27 --Financial Data Schedule

           b. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PROXIMA CORPORATION

Dated:  November 12, 1996          s/ John E. Rehfeld
                                   ----------------------------------------
                                   JOHN E. REHFELD
                                   President and Chief Executive Officer

Dated:  November 12, 1996          s/ Dennis Whittler
                                   ----------------------------------------
                                   DENNIS A. WHITTLER
                                   Vice President, Finance

                                  EXHIBIT INDEX

Exhibit  No.                        Description                         Page No.

10.1                Amended and Restated 1996 Stock Plan                 25-58

10.2                Amended and Restated 1986 Stock Option Plan          59-75

27                  Financial Data Schedule                                 76