Form 10-Q
period 1996-12-29
PROXIMA CORP
filed 1997-02-12
CIK 895416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(Mark One)
     X         Quarterly Report pursuant to Section 13 or 15(d) of the
-----------    Securities Exchange Act of 1934 for the quarterly period ended
               December 29, 1996

                                       OR

-----------    Transition Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the transition period from _____________ to ______________



                         Commission File Number 0-21034
                            -------------------------



                               PROXIMA CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                                   95-3740880
                    --------                                   ----------
         (State or other jurisdiction of                     (IRS Employer
         incorporation or organization)                   Identification Number)



             9440 Carroll Park Drive
              San Diego, California                                92121
              ---------------------                                -----
    (address of principal executive offices)                     (zip code)



       Registrant's telephone number, including area code: (619) 457-5500

                            -------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes    X     No
                                                ------     ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value per share, 7,415,145 shares as of February 3, 1997.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              PROXIMA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  ------------  ---------
                                                  December 31,  March 31,
                                                     1996         1996
                                                  ------------  ---------
                                                  (unaudited)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                       $  8,494      $ 2,389
    Short-term investments                            10,507       19,032
    Accounts receivable, net                          40,263       27,255
    Inventories (note 2)                              27,421       24,416
    Deferred income taxes                              2,886        2,864
    Prepaid expenses and other                           711          809
                                                    --------      -------
      Total current assets                            90,282       76,765
                                                    --------      -------
  PROPERTY                                             7,277        7,189
                                                    --------      -------
  OTHER ASSETS
    Investment in affiliate (note 3)                   1,143        4,485
    Deferred income taxes                                794          874
    Patents                                              485          497
    Other                                                316          448
                                                    --------      -------
      Total other assets                               2,738        6,304
                                                    --------      -------
  TOTAL                                             $100,297      $90,258
                                                    ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                $ 19,290      $ 9,469
    Accrued expenses                                   6,314        5,555
    Income taxes payable                               1,690        2,064
                                                    --------      -------
      Total current liabilities                       27,294       17,088
                                                    --------      -------
  COMMITMENTS AND CONTINGENCIES (NOTE 4)

  STOCKHOLDERS' EQUITY (NOTE 5)
    Preferred stock, authorized--5,000,000 shares,
      par value $.001, no shares issued or outstanding
    Common stock, authorized--40,000,000 shares,
      par value $.001, issued and outstanding--
      7,407,000 and 7,120,000 shares, respectively         7            7
    Paid-in capital                                   41,723       39,399
    Treasury stock--281,000 shares held               (2,548)      (1,750)
    Retained earnings                                 33,821       35,514
                                                    --------      -------
      Total stockholders' equity                      73,003       73,170
                                                    --------      -------
  TOTAL                                             $100,297      $90,258
                                                    ========      =======

See notes to consolidated financial statements.

                              PROXIMA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)


                                                        Three months ended          Nine months ended
                                                           December 31,               December 31,
                                                 --------------------------      ---------------------------
                                                    1996          1995             1996            1995
                                                 ----------     -----------      -----------     -----------
                                                 (unaudited)    (unaudited)      (unaudited)     (unaudited)
SALES                                               $47,365      $44,216         $118,625        $112,206
COST OF SALES                                        33,658       27,387           83,410          71,934
                                                    -------      -------         --------        --------
           Gross profit                              13,707       16,829           35,215          40,272
                                                    -------      -------         --------        --------
OPERATING EXPENSES
           Selling and marketing                      6,192        5,576           18,138          15,080
           Research and development                   3,245        3,402           11,870           8,955
           General and administrative                 1,719        2,268            5,093           5,412
                                                    -------      -------         --------        --------
                      Total                          11,156       11,246           35,101          29,447
                                                    -------      -------         --------        --------
INCOME FROM OPERATIONS                                2,551        5,583              114          10,825
                                                    -------      -------         --------        --------
OTHER INCOME (EXPENSE)
           Interest and other income                    242          261              915             632
           Equity in income (loss) of
               affiliate (note 3)                        31         (258)            (245)           (737)
           Gain on sale of subsidiary's
               assets (note 7)                            -            -            2,779               -
           Write-down of investment in
               affiliate (note 3)                         -            -           (3,905)              -
                                                    -------      -------         --------        --------
                      Total                             273            3             (456)           (105)
                                                    -------      -------         --------        --------

INCOME (LOSS) FROM CONTINUING
           OPERATIONS BEFORE INCOME TAXES             2,824        5,586             (342)         10,720
PROVISION FOR INCOME TAXES                              986        2,357            1,351           4,488
                                                    -------      -------         --------        --------

NET INCOME (LOSS)                                   $ 1,838      $ 3,229         ($ 1,693)       $  6,232
                                                    =======      =======         ========        ========

EARNINGS (LOSS) PER SHARE DATA (NOTE 1)
           Earnings (loss) per share                $  0.25      $  0.46         ($  0.24)       $   0.89
                                                    =======      =======         ========        ========
           Weighted average common and common
                equivalent shares (note 1)            7,324        7,026            7,004           6,983
                                                    =======      =======         ========        ========

See notes to consolidated financial statements.

                              PROXIMA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Nine months December,
                                                                 -------------------------
                                                                    1996          1995
                                                                 -----------    ----------
                                                                 (unaudited)    (unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                               ($ 1,693)      $ 6,232
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
    Depreciation and amortization                                    2,756         2,032
    Provision for allowance for doubtful accounts                      (80)          903
    Benefit from deferred income taxes                                  58          (284)
    Tax benefit from stock option exercises                            373           981
    Gain on sale of subsidiary's assets                             (2,779)            -
    Write-down of investment in affiliate                            3,905             -
    Changes in assets and liabilities, net of effects
      from sale of subsidiary's assets:
      Accounts receivable                                          (15,049)       (1,578)
      Income taxes payable                                            (374)        1,302
      Inventories                                                   (5,152)        1,407
      Prepaid expenses and other assets                                 69         1,375
      Accounts payable and accrued expenses                         11,266        (5,322)
                                                                   -------       -------
          Net cash provided by (used for) operating activities      (6,700)        7,048
                                                                   -------       -------
INVESTING ACTIVITIES
  Proceeds from sale of subsidiary's assets                          7,259             -
  Acquisition of property                                           (3,494)       (3,376)
  Short-term investments decrease                                    8,525          (882)
  Investment in affiliate                                             (666)       (1,385)
  Other                                                                134            (9)
                                                                   -------       -------
         Net cash provided by investing activities                  11,758        (5,652)
                                                                   -------       -------
FINANCING ACTIVITIES
  Sale of common stock                                               1,047           947
                                                                   -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            6,105         2,343

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,389         3,304
                                                                   -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 8,494       $ 5,647
                                                                   =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income taxes paid                                                $ 1,306       $ 1,175
                                                                   =======       =======

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

Earnings (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method, in which any shares that could have been purchased on the open market with the funds received from the exercise of options or warrants are not considered additional outstanding stock and have no dilutive effect on earnings per share (see note 5). Stock options are considered to be common stock equivalents. For the nine months ended December 31, 1996, when the inclusion of common stock equivalents would be antidilutive, earnings (loss) per share is computed based on the weighted average number of common shares outstanding excluding common stock equivalents. Primary earnings (loss) per share is not significantly different from fully diluted earnings (loss) per share for any of the periods indicated.

For ease of presentation, the Company has indicated its fiscal year as ending on March 31 and its third fiscal quarter as ending on December 31, whereas the Company operates and reports on a 52-53 week fiscal year ending on the Sunday closest to March 31. Each fiscal quarter presented herein included 13 weeks, and each nine month period presented herein included 39 weeks.

Results for the interim periods presented herein are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.


2.       INVENTORIES:

                                 December 31,         March 31,
                                     1996                1996
                                 (unaudited)
    Raw materials                $13,206,000        $ 3,974,000
    Work-in-process                5,166,000         10,887,000
    Finished goods                 9,049,000          9,555,000
                                 -----------        -----------

         Total                   $27,421,000        $24,416,000
                                 ===========        ===========

3.       OTHER ASSETS--INVESTMENT IN AFFILIATE

In May 1993 the Company purchased 125,000 shares of Laser Power Corporation ("LPC") common stock for $255,000 and has subsequently purchased, through December 31, 1996, 1,611,000 shares of LPC Series A Preferred Stock for $6,444,000. The Company has also entered into agreements providing for technology licenses between the Company and LPC and the cooperative development of new technologies. At December 31, 1996, the Company owned 125,000 shares of LPC common stock and 1,611,000 shares of LPC Series A Preferred Stock for a total investment of $6,699,000.

At December 31, 1996, the Company owned approximately 29% of the outstanding voting stock of LPC. The Company accounts for its investment under the equity method. The Company's share of the net losses of LPC of $245,000 for the first nine months of fiscal 1997 is presented as "Equity in income (loss) of affiliate" in the accompanying Consolidated Statements of Operations. This balance includes approximately $195,000 for the amortization of the excess of the cost of the investment over the underlying equity in net assets of LPC.

The Company recorded a write-down of $3,905,000 against its investment in LPC during the quarter ended June 30, 1996. The remaining investment balance of $1,143,000 shown on the accompanying balance sheet as of December 31, 1996 reflects the Company's equity in the net assets of LPC, less a valuation reserve. The write-down and balance of the Company's investment in LPC is the result of an analysis of discounted and undiscounted estimated cash flows from the investment. The Company deemed it necessary to review its investment in LPC because of information obtained upon the completion of the first engineering model of a microlaser projector in July 1996. That engineering model demonstrated that the microlaser projector development would take more time and be more costly than anticipated, and that component costs would exceed earlier expectations. The Company now believes that microlaser technology will initially be suited for the higher-cost specialty projector market, which offers lower unit volumes than originally contemplated.

The Company will continue to recognize its share of the net income or loss of LPC under the equity method.

The Company has entered into an equipment line of credit agreement with LPC to provide up to $1,000,000 to LPC for the acquisition of equipment for projector development. The line of credit carries interest at 1.5% over the prime rate for a term of 48 months. The line of credit is secured by the equipment acquired and is guaranteed by a principal of LPC. At December 31, 1996, the total amount borrowed pursuant to the line of credit was $230,000. This amount is included in "Other" assets in the accompanying balance sheets.


4.       COMMITMENTS AND CONTINGENCIES

Litigation

During the second quarter of fiscal 1997, the Company was named as a defendant in three putative shareholder class action lawsuits. Certain current and former executive officers and directors are also named as defendants. In Stielau Family Trust, et. al. v. Proxima Corp., et. al. (#702845), filed on August 15, 1996 in the California Superior Court for San Diego County, and in Robert Powers, et. al. v. Proxima Corp., et. al. (#961431), filed on August 16, 1996 in the U.S. District Court for the Southern District of California, the plaintiffs purport to represent a class consisting of all persons who purchased the Company's common stock between July 26, 1994 and August 17, 1995. In Richard Strausz, et. al. v. Proxima Corp, et. al. (#703166), filed on August 27, 1996 in the California Superior Court for San Diego County, the plaintiffs purport to represent a class consisting of all persons who purchased the Company's common stock between October 21, 1995 and June 24, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the class periods. The plaintiffs are seeking unspecified compensatory and punitive damages. The Company believes that it has good defenses to the claims alleged in the lawsuits and is defending itself vigorously against these actions.

5.       STOCKHOLDERS' EQUITY

Treasury Stock

On August 27, 1996, the Company received approximately 58,000 shares of the Company's common stock in connection with the exercise of stock options. The shares received had a fair market value of $798,000 at the time of receipt. The shares are shown as Treasury Stock in the accompanying balance sheets. The Company may receive or repurchase additional shares of its issued and outstanding common stock in the future.

6.       LINE OF CREDIT

At December 31, 1996, the Company had available a line of credit arrangement providing for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The line of credit arrangement contains standard covenants relating to financial ratios. The Company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1996 or during the first nine months of fiscal 1997. The credit arrangement expires on July 31, 1997.


7.       SALE OF SUBSIDIARY'S ASSETS

On June 28, 1996, the Company entered into an agreement to sell the assets of its wholly-owned power protection subsidiary, Newpoint Corporation, in a cash transaction totaling approximately $7.3 million. Newpoint accounted for less than 10% of the Company's revenues during the first nine months of fiscal years 1996 and 1997, and during the three month periods ended December 31, 1995 and 1996. The operating results of Newpoint Corporation for the nine months ended December 31, 1995 and for the three months ended June 30, 1996 are reflected in the accompanying Consolidated Statements of Operations. The gain on sale of assets of $2,679,000 was recognized in the Consolidated Statement of Operations for the three-month period ended June 30, 1996, under "Gain on sale of subsidiary's assets." The Company also retained certain liabilities related to Newpoint Corporation. An additional gain on sale of assets of $100,000 was recognized in the Consolidated Statement of Operations for the three-month period ended September 30, 1996, reflecting an adjustment in the reserve for these liabilities. The asset sale agreement provided for an independent audit of the assets within 60 days from the date of the agreement, which was completed during the three months ended September 30, 1996. The agreement also provides for adjustments in the final sales price up to one year after the date of the agreement based on such factors as collectability of receivables and inventory obsolescence. The Company has established reserves that it considers sufficient to cover any such adjustments, liabilities or contingencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

         The Company offers broad lines of data and video projection products, including multimedia projectors capable of supporting full-motion video, animation, and sound directly from a computer or VCR, as well as interactive command and control systems and meeting room tools. All of the Company's products are designed for interactivity and ease of use.

RESULTS OF OPERATIONS

         The following table sets forth certain data as a percentage of sales:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  DECEMBER 31,           DECEMBER 31,
                                               ------------------     -----------------
                                                1996      1995          1996       1995
                                                ----      ----          ----       ----
Sales                                          100.0%    100.0%        100.0%     100.0%
Cost of sales                                   71.1      61.9          70.3       64.1
                                               -----     -----         -----      -----
    Gross profit                                28.9      38.1          29.7       35.9
                                               -----     -----         -----      -----

Operating expenses
    Selling and marketing                       13.1      12.6          15.3       13.4
    Research and development                     6.8       7.7          10.0        8.0
    General and administrative                   3.6       5.1           4.3        4.8
                                               -----     -----         -----      -----
                  Total                         23.5      25.4          29.6       26.2
                                               -----     -----         -----      -----

Income from operations                           5.4      12.6           0.1        9.6
                                               -----     -----         -----      -----

Other income (expense)
    Interest and other income                    0.5       0.6           0.8        0.6
    Equity in  income (loss) of affiliate        0.1      (0.6)         (0.2)      (0.7)
    Gain on sale of subsidiary's assets           --        --           2.3        --
    Write-down of investment in affiliate         --        --          (3.3)       --
                                               -----     -----         -----      -----
                  Total                          0.6        --          (0.4)      (0.1)
                                               -----     -----         -----      -----

Income (loss) before income taxes                6.0      12.6          (0.3)       9.6
Provision for income taxes                       2.1       5.3           1.1        4.0
                                               -----     -----         -----      -----

Net income (loss)                                3.9%      7.3%         (1.4)%      5.6%
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

THIRD QUARTER FISCAL 1997 COMPARED TO THIRD QUARTER FISCAL 1996

Sales

         The Company's sales increased 7% from $44.2 million in the third quarter of fiscal 1996 to $47.4 million in the third quarter of fiscal 1997. The increase in sales was primarily attributable to sales of LCD integrated projector products sourced from other companies, partially offset by the loss of sales of the Company's Newpoint Corporation subsidiary, which was sold during the first quarter of fiscal 1997. The Company's older product lines suffered from lower average selling prices attributable to price reductions and promotional discounts. The Company has experienced increased pricing pressures as a result of the entry of new competitors into the projection market. In addition, the increase in the number of competitive new products available to the channels of distribution in which the Company competes is negatively impacting the Company's sales and market share. The increasing number of competitive products is due primarily to the growth in resources dedicated to product development by the Company's competitors. The Company believes that competition in the form of continued pricing pressures and the introduction of new product offerings will intensify in the future*. The Company also expects that its international sales as a percentage of total sales will be lower in the fourth quarter of fiscal 1997 versus the comparable period of fiscal 1996, primarily due to expected reduced sales to the Company's major private label customer*. See "Risk Factors."

Gross Profit

         Gross profit declined from $16,829,000 in the third quarter of fiscal 1996 to $13,707,000 in the third quarter of fiscal 1997, primarily due to price reductions and reduced sales of older products, partially offset by increased sales of sourced products and by component cost reductions. Gross profit as a percentage of sales decreased from 38.1% in the third quarter of fiscal 1996 to 28.9% in the comparable quarter of fiscal 1997. The decrease in gross profit as a percentage of sales for the quarter ended December 31, 1996 was due primarily to price reductions on older products, promotional discounts offered by the Company, and an increase in sales of products sourced from other companies. The decline in gross profit as a percentage of sales was partially offset by component cost reductions. The increasing downward pressure on the average selling prices of the Company's products, discussed in "Sales" above, also serves to reduce gross profit margins*. See "Risk Factors."

Operating Expenses

         Operating expenses include selling and marketing, research and development, and administrative expenses, which are individually discussed below. The Company's goal is to maintain operating expenses at levels comparable to those experienced during the fourth quarter of fiscal 1996, when total operating expenses were $12,372,000, adjusted for inflation at an assumed rate of 5% per year, and excluding legal costs to be incurred during fiscal 1997 for shareholder litigation*. See "Risk Factors." Actual operating expenses were $12,990,000, $10,955,000 and $11,156,000 during the first, second and third quarters of fiscal 1997, respectively. The reduction in operating expenses in the second and third quarters of fiscal 1997 versus the first quarter of fiscal 1997 is primarily attributable to the absence of operating expenses of the Company's Newpoint Corporation subsidiary, the assets of which were sold at the end of the first quarter of fiscal 1997.

         Selling and marketing expenses increased from $5,576,000 in the third quarter of fiscal 1996 to $6,192,000 in the third quarter of fiscal 1997. As a percentage of sales, selling and marketing expenses increased from 12.6% in the third quarter of fiscal 1996 to 13.1% in the third quarter of fiscal 1997. Selling and marketing expenses were higher both in dollar amount and as a percentage of sales primarily due to product promotion expenses related to the introduction of the Company's new line of integrated projectors and sales expenses required to support the higher sales volumes.

         Research and development expenses decreased from $3,402,000 in the third quarter of fiscal 1996 to $3,245,000 in the third quarter of fiscal 1997. As a percentage of sales, research and development expenses were 7.7% in the third quarter of fiscal 1996 and 6.8% in the third quarter of fiscal 1997. The decrease in absolute dollars and as a percentage of sales for the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 reflects the wind-down of microlaser research during the second quarter of fiscal 1997.

         General and administrative expenses were $1,719,000 in the third quarter of fiscal 1997 versus $2,268,000 in the third quarter of fiscal 1996. As a percentage of sales, general and administrative expenses decreased from 5.1% in the third quarter of fiscal 1996 to 3.6% in the third quarter of fiscal 1997.The decrease in general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to lower recruiting and relocation expenses, in addition to lower bad debt expense. The Company expects legal expenses to increase due to the defense of shareholder litigation*. See "Risk Factors."

Interest Income

         Interest income was nearly unchanged, decreasing from $261,000 in the third quarter of fiscal 1996 to $242,000 in the third quarter of fiscal 1997. Average cash balances and rates of interest earned on cash balances were relatively unchanged in the third quarter of fiscal 1997 versus the third quarter of fiscal 1996.

Income Taxes

         The Company's effective tax rate was 34.9% in the third quarter of fiscal 1997 compared to a provision of 42.2% in the third quarter of fiscal 1996. The Company's effective tax rate in the third quarter of fiscal 1997 was lower than the effective tax rate in the comparable period of the preceding year primarily due to increased benefit from the Company's Foreign Sales Corporation
(FSC) and the reinstatement of the R&D tax credit effective July 1, 1996.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

Sales

         The Company's sales increased 6% from $112.2 million in the nine months ended December 31, 1995 to $118.6 million in the nine months ended December 31, 1996. The increase in sales was primarily attributable to sales of LCD integrated projector products sourced from other companies, partially offset by the loss of sales of the Company's Newpoint Corporation subsidiary, which was sold during the first quarter of fiscal 1997. Overall, an increase in unit sales was partially offset by a decrease in average selling prices attributable to price reductions and promotional discounts. The Company has experienced increased pricing pressures as a result of the entry of new competitors into the projection market. In addition, the increase in the number of competitive new products available to the channels of distribution in which the Company competes is negatively impacting the Company's sales and market share. The increasing number of competitive products is due primarily to the growth in resources dedicated to product development by the Company's competitors. The Company believes that competition in the form of continued pricing pressures and the introduction of new product offerings will intensify in the future*. The Company also expects that its international sales as a percentage of total sales will be lower in the fourth quarter of fiscal 1997 versus the comparable period of fiscal 1996, primarily due to expected reduced sales to the Company's major private label customer*. See "Risk Factors."

Gross Profit

         Gross profit declined from $40,272,000 in the first nine months of fiscal 1996 to $35,215,000 in the first nine months of fiscal 1997, primarily due to price reductions and reduced sales of older products, partially offset by increased sales of sourced products and by component cost reductions. Gross profit as a percentage of sales decreased from 35.9% in the nine months ended December 31, 1995 to 29.7% in the comparable period of fiscal 1997. The decrease in gross profit as a percentage of sales for the nine months ended December 31, 1996 was due to price reductions, associated price protection, promotional discounts offered by the Company, inventory adjustments to reflect standard cost changes, and an increase in sales of products sourced from other companies. The decline in gross profit as a percentage of sales was partially offset by component cost reductions. The increasing downward pressure on the average selling prices of the Company's products, discussed in "Sales," above, also serves to reduce gross profit margins*. See "Risk Factors."

Operating Expenses

         Operating expenses include selling and marketing, research and development, and administrative expenses, which are individually discussed below. The Company's goal is to maintain operating expenses at levels comparable to those experienced during the fourth quarter of fiscal 1996, when total operating expenses were $12,372,000, adjusted for inflation at an assumed rate of 5% per year, and excluding legal costs to be incurred during fiscal 1997 for shareholder litigation*. See "Risk Factors." Actual operating expenses were $12,990,000, $10,955,000 and $11,156,000 during the first, second and third quarters of fiscal 1997, respectively. The reduction in operating expenses in the second and third quarters of fiscal 1997 versus the first quarter of fiscal 1997 is primarily attributable to the absence of operating expenses of the Company's Newpoint Corporation subsidiary, the assets of which were sold at the end of the first quarter of fiscal 1997.

         Selling and marketing expenses increased from $15,080,000 in the nine months ended December 31, 1995 to $18,138,000 in the nine months ended December 31, 1996. As a percentage of sales, selling and marketing expenses increased from 13.4% in the first nine months of fiscal 1995 to 15.3% in the first nine months of fiscal 1997. Selling and marketing expenses were higher in both dollar amount and as a percentage of sales primarily due to costs associated with expanding overseas sales and marketing operations, product promotion expenses related to the introduction of the Company's new line of projectors, and sales expenses required to support the higher sales volumes.

         Research and development expenses increased from $8,955,000 in the nine months ended December 31, 1995 to $11,870,000 in the nine months ended December 31, 1996. As a percentage of sales, research and development expenses were 8.0% in the nine months ended December 31, 1995 and 10.0% in the nine months ended December 31, 1996. The increase in both absolute dollars and percentage of sales for the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 reflects higher staffing levels and preproduction costs associated with the introduction of new products.

         General and administrative expenses decreased from $5,412,000 in the first nine months of fiscal 1996 to $5,093,000 in the first nine months of fiscal 1997. As a percentage of sales, general and administrative expenses decreased from 4.8% in the first nine months of fiscal 1996 to 4.3% in the first nine months of fiscal 1997. Decreases in general and administrative expenses in absolute dollars and as a percentage of sales in the first nine months of fiscal 1997 versus the comparable period of fiscal 1996 were due primarily to decreases in reserves for accounts receivable, partially offset by higher staffing levels. The Company expects legal expenses to increase due to the defense of shareholder litigation*. See "Risk Factors."

Interest and Other Income

         Interest income increased from $632,000 in the nine months ended December 31, 1995 to $915,000 in the nine months ended December 31, 1996. The increase is attributable to higher average balances of cash and short-term investments during the first nine months of fiscal 1997 as compared to the comparable period of fiscal 1996.

Write-down of Investment in Affiliate

         The Company took a write-down of $3,905,000 against its investment in LPC during the quarter ended June 30, 1996. The remaining investment balance of $1,143,000, shown on the accompanying balance sheet as of December 31, 1996, reflects the Company's equity in the net assets of LPC, less a valuation reserve. The Company deemed it necessary to review its investment in LPC because of information obtained upon the completion of the first engineering model of a microlaser projector in July 1996. That engineering model demonstrated that the microlaser projector development would take more time and be more costly than anticipated, and that component costs would exceed earlier expectations. The Company now believes that microlaser technology will initially be suited for the higher-cost specialty projector market, which offers much lower unit volumes than originally contemplated.

Income Taxes

         The Company's effective tax rate was 41.9% in the first nine months of fiscal 1996. The Company had a provision of $1,351,000 in the first nine months of fiscal 1997. The Company has not recognized any tax benefit from the equity in loss of affiliate or from the write-down of its investment in LPC.


TREASURY STOCK

         On August 27, 1996, the Company received approximately 58,000 shares of the Company's common stock in connection with the exercise of stock options. The shares received had a fair market value of $798,000 at the time of receipt. The shares are shown as Treasury Stock in the accompanying balance sheets. The Company may receive or repurchase additional shares of its issued and outstanding common stock in the future.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has generally funded its operations through cash flow provided from operations. The net increase in cash and short-term investments was $5.7 million in fiscal 1996. The net increase in cash and short-term investments in fiscal 1996 was primarily due to $9.7 million of earnings, a $2.0 million positive cash flow from the sale of common stock, and a $2.0 million tax benefit from stock option exercises, partially offset by the acquisition of $5.0 million in property, a $3.3 million decrease in accounts payable and accrued expenses, and a $2.0 million investment in LPC. The net decrease in cash and short-term investments was $2.4 million in the nine months ended December 31, 1996. The net decrease in cash and short-term investments in the first nine months of fiscal 1997 was due primarily to a $13.0 million increase in accounts receivable, the acquisition of $3.5 million in property, and a $3.0 million increase in inventories, partially offset by a $10.6 million increase in accounts payable and accrued expenses, and $7.3 million received on the sale of the assets of Newpoint Corporation. Accounts payable and accrued expenses increased during the first nine months of fiscal 1997 due to the acquisition of components for new products late in the period. Accounts receivable increased during the same period because of increased sales near the end of the period, and also due to sales incentive programs with extended payment terms. Receivable days outstanding were 52 at March 31, 1996 and 78 at December 31, 1996.

         As of December 31, 1996, the Company had $19.0 million in cash and short-term investments and $63.0 million in working capital, compared to $21.4 million in cash and short-term investments and $59.7 million in working capital as of March 31, 1996. The Company had no debt at March 31 or December 31 of 1996.

         The Company has renewed its line of credit arrangement to provide for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The line of credit arrangement contains standard covenants relating to financial ratios. The company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1996 or during the first nine months of fiscal 1997. The credit arrangement expires on July 31, 1997. The Company expects to be able to obtain a new credit arrangement under favorable terms*. See "Risk Factors."

         The Company believes that existing cash resources, together with cash flow from operations and available lines of credit, will provide sufficient funding for operations for the foreseeable future*. See "Risk Factors."

         To date, inflation has not had a significant impact on the Company's operating results.

                                  RISK FACTORS

         The following discussion of risk factors describes certain aspects of the business environment in which the Company operates. Users of this report should carefully consider these risk factors in addition to the other information in this report. The risks faced by the Company are illustrated by the volatility of the Company's reported sales and earnings per share over the last eight quarters:


                                   FY95                       FY96                             FY97
                                  -----       -----------------------------------   -------------------------
                                     Q4          Q1        Q2        Q3        Q4       Q1       Q2        Q3
Sales ($millions)                  40.7        33.0      35.0      44.2      47.6     35.0     36.2      47.4
EPS                               $0.56       $0.24     $0.20     $0.46     $0.47   ($0.59)   $0.10     $0.25

The Company believes that this volatility has been influenced by the occurrence of one or more of the factors discussed below.

FORECASTS

         The Company prepares annual budgets and other confidential internal projections that contain detailed forecasts of future sales and earnings for existing products as well as forecasts for products still in development. The Company believes that inaccuracies in its forecasting result from factors in the highly dynamic market in which it competes as described in certain of the risk factors below, including "Short Product Lives and Technological Change," "Competition," "Development Risk," "Sources of Supply," "Price Reductions" and "Variability of Quarterly or Annual Results." In the past eight quarters, for example, actual quarterly earnings results have varied from internal forecasts by amounts ranging from only a few percentage points to well over 100%, with most of the large variances being negative. Further, as of the date of this filing, the Company now believes that there will be a negative deviation from its internal forecasts prepared at the beginning of the fourth fiscal quarter of 1997, primarily due to uncertainty regarding demand for its LightbookTM line of products and, more generally, due to downward pricing pressures and a slowness in demand and order rates across the Company's entire product line. These factors are impacting the Company and, as a result, the Company now expects that a material adverse impact on financial results will occur. It is the Company's policy not to publicly disclose its detailed internal forecasts. Numerous independent stock analysts and market analysts prepare and publish financial forecasts and projections about the Company. The Company disclaims responsibility for all such forecasts and projections. The Company believes that forecasts and projections prepared by these independent stock analysts and market analysts have frequently been inaccurate in the past and are, therefore, highly speculative and should be used only with extreme caution.

         From time to time, the Company may announce one or more new products with a subsequent availability date. Any such availability dates are merely good faith estimates by the Company based on an assessment of all information available at the time of the estimate. In the past, the Company has suffered substantial delays in the availability of new products. These delays have occurred either because the Company has been unable to resolve certain technical challenges and supplier issues that are normal in any development process prior to the estimated availability date, or because of unforeseen technical and manufacturing challenges and supplier issues arising after the announcement of an availability date. See "Development Risk" and "Sources of Supply." The Company expects that it will continue to face such challenges and risks which may adversely impact the estimated availability dates and production ramp-up periods for its products.

SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE

         The market for multimedia projection products is characterized by rapidly evolving technology and short product lives, with new products frequently capturing significant market share. Anticipated product releases (and particularly products incorporating new technology) by the Company or its competitors often cause customers to delay purchases of existing products until such new products are available. Any delays in purchases can significantly impact the Company's results of operations. Any time significant new products are announced or introduced by the Company or others, the Company will likely deem it necessary to substantially reduce prices on the then-present models. Further, if such prices are reduced to less than the inventory carrying value, the Company would be required to record a write-off of the excess carrying value. In the fourth fiscal quarter of 1997, the Company has written down certain inventory and is likely to do so again in the future.

         The Company's future success depends on its ability to continue to develop and manufacture, or to distribute under private label arrangements, competitive products on a timely basis, particularly enhancements to and new generations of multimedia projectors. For example, in the third quarter of fiscal 1997, the majority of the Company's sales were generated by products introduced within the preceding nine months. Historically, many of the Company's products have achieved peak sales within a few months after their introduction with sales declining thereafter until the products are obsolete. The Company's product line must be frequently refreshed with improved products to maintain parity with competitors' products. The increasing number of large competitors in the multimedia projection industry has made it more difficult to foresee the successive waves of product introductions in the industry. See "Competition." Although the Company has released six new projector products over the last nine months, it does not have the internal resources necessary to be first to market in calendar 1997 with improved products and features. Therefore, the Company must increasingly rely on its evolving business alliances to supplement products developed and produced internally by the Company.

         Many of the Company's competitors currently offer projectors that directly compete with the Company's existing projector products on a price/performance, feature and/or availability basis. The Company believes that the sale of such products by the Company's competitors adversely affected sales of the Company's projectors during the first and second quarters of fiscal 1996 and the first and second quarters of fiscal 1997. Although the Company continues to introduce enhanced versions and new generations of its projector products, the Company has continued to lose market share. See "Competition." The Company's new products released over the last nine months are expected to continue to account for the majority of the Company's sales into fiscal 1998. As of the date of this filing, these new products have begun to experience some slowness in demand. See "Forecasts." The Company may not be in a position to transition to improved sourced products, and will not be in a position to transition to improved manufactured products, in response to competitors' subsequent product introductions which are expected during the remainder of fiscal 1997 and into fiscal 1998.

         In addition to the evolutionary changes in products and technologies described above, several new technologies are currently in production or under development by the Company or its competitors, including reflective silicon panels, higher resolution (XGA and EWS) controllers, and ultra-portable projectors weighing substantially less than current industry offerings. The Company or one or more of its competitors may introduce additional products based on new technologies from time to time. The Company believes that polysilicon LCD technology, which has been developed and is owned by numerous Japanese companies, and digital micromirror technology, which has been developed and is owned by one U. S. company, will both continue to improve on a price/performance basis. See "Competition." Further, the Company believes that demand will continue to increase for higher resolution (SVGA and XGA resolution) projectors, and that there will continue to be a significant reduction in demand for VGA resolution projectors. The Company may not be able to respond to these technological shifts in a timely manner. In the past, the company or companies that first introduce new features or technologies into the marketplace have gained significant market share. The Company has lost market share in this way in the past and may do so again in the future.

DEVELOPMENT RISK

         The Company currently designs, manufactures and distributes its own products, and also distributes products designed and manufactured by others. The design, manufacture and marketing of multimedia projector products is complicated by rapidly evolving light valve technologies, lamp technologies, electronic control circuitry and optics. As projection products become smaller, the Company faces extraordinarily complex engineering challenges in integrating electrical, mechanical, optical, thermal, and software designs into a compact unit. Further, the Company must repeatedly make complex choices regarding which technologies to pursue, product make versus buy determinations, and the development of differentiating product features. As a result, in developing its new products, the Company exposes itself to enormous technical and financial risks. In the past, the Company has discontinued certain development efforts based on changing expectations of the respective products' marketability or producability and may do so again in the future. Many of the challenges faced by the Company in developing new products involve key components produced by vendors who themselves face engineering or procurement challenges that the Company has little or no ability to anticipate or resolve.

         The Company continues to face the development risks described above and expects to face other unforeseen development risks which may cause substantial delays in the development and introduction of new products.

SOURCES OF SUPPLY

         Certain products and components which the Company resells or uses to manufacture its products are available only from single sources. Although the Company generally buys products and components under purchase orders and does not have long-term agreements with its suppliers, the Company expects that its suppliers will continue to attempt to meet the Company's requirements. For certain of these items, the process of qualifying a replacement supplier and receiving replacement supplies could take several months. For example, should a mold for plastic componentry break or become unusable, repair or replacement could take several months. The Company does not maintain sufficient inventory to allow it to fill customer orders without interruption for more than a few weeks. Therefore, an extended interruption in the supply of products or components would have a material adverse effect on the Company's results of operations. Three of the Company's major suppliers, Sanyo, Sharp and Hitachi, also compete or have competed with the Company. See "Competition." The Company purchases many of its products and components from suppliers located outside the United States. Policies adopted by the Company's suppliers, trading policies adopted by the United States (such as anti-dumping or other duties on imported components) or foreign governments, or fluctuations in foreign exchange rates may at any time restrict the availability of products or components or increase their cost. The Company has experienced product and component shortages in the past and expects that it could again experience product and component shortages in the future, particularly in the months immediately following the introduction of new products. See "Development Risk." In addition, for the third fiscal quarter of 1997, almost one-half of the Company's sales were derived from sourced products, which are designed and manufactured by third party suppliers. Any delay or constraint, for whatever reason, in the supply of any of these sourced products to the Company would have an immediate and severe adverse impact on the Company's financial results.

COMPETITION

         The Company's ability to compete in the highly competitive multimedia projection products market depends on factors both within and outside its control, including the success and timing of product introductions by the Company and its competitors, product price, performance and features, availability, product distribution and customer support. The Company believes that new competitors will enter the market and that new or existing competitors will introduce products which directly compete with the Company's existing products on a performance and price basis. The Company's insight into its competition and their development plans/dates is extremely limited and, therefore, it is generally unable to forecast the impact of new competitive products. However, the Company is aware that a large Japanese manufacturer has announced a polysilicon-based projector purportedly offering excellent performance and size characteristics. The Company is also aware that this manufacturer has agreed to sell certain key components of this projector to certain of the Company's competitors, and at least one of these competitors has announced a projector based on these components. The Company believes that these announcements are presently impacting order rates on the Company's products, which will adversely affect the Company's results.

         Some of the Company's current or potential competitors have greater financial, technical, manufacturing and marketing resources than the Company and have lower cost and/or profit structures and may be in a position to introduce products incorporating advanced technologies ahead of the Company. A number of large electronics and computer manufacturers such as Apple, Hewlett-Packard, Compaq, Kyocera, Samsung and Texas Instruments, among others, have the resources to enter the projection products market in direct competition with the Company, employing potentially superior technologies and/or cost structures. Announcements by one or more of the large manufacturers (including the announcement of the new polysilicon projector described in the preceding paragraph) can cause customers to delay or cease altogether purchases of the Company's products, which would have a material adverse effect on the Company's results of operations. For example, since the beginning of 1995, Epson, Fujitsu, Hitachi, 3M, IBM, Matsushita, Philips, NEC, Sanyo, Sony and Toshiba have each introduced or announced new products addressing the same markets as certain of the Company's products. Competition between the Company and its competitors in the market for multimedia projectors has been and is expected to continue to be intense.

PRICE REDUCTIONS

         The Company has in the past significantly reduced prices on its product lines and expects to do so again in the future in response to competitive pricing pressures. The Company expects price competition to continue to be intense and, therefore, expects continued downward pressure on its gross margins. The Company believes that certain of its competitors have the financial resources to, and may, sell competitive products at cost or potentially below cost in an effort to gain market share.

           The Company provides price protection to its dealers and distributors such that, if the Company reduces the price of its products, dealers and distributors are entitled to a credit for the difference between the new, reduced price and the price of products purchased and still held in their inventory at the time of the price reduction. Any significant price reduction and the associated price protection would have a material adverse impact on sales and gross margins and therefore on the Company's results of operations for the period in which the price reduction occurs, unless such price reduction were offset by higher unit volume resulting from the price reduction. For example, in order to meet competition, the Company is regularly reducing its prices on a product by product basis. To date, these reductions have not been offset by higher unit volumes. Future price reductions are expected and will likely have a similar material adverse effect.

VARIABILITY OF QUARTERLY OR ANNUAL RESULTS

         A significant portion of the Company's shipments typically occur in the last month of a quarter. Although the Company attempts to ship products to its customers as promptly as practicable upon receipt of a purchase order, minor timing differences between the receipt of customer purchase orders and the Company's shipments to fill such orders can have a significant impact on the Company's quarterly or annual results. These timing differences may be caused by customers' ordering patterns or business cycles, or by the Company's production capacity, component availability or technical challenges. When, as often happens, significant variations occur between forecasts and actual orders (see "Forecasts"), the Company is often unable to reduce its fixed short-term expenses proportionately and in a timely manner, which at times has had an adverse effect on operating results and could have a similar effect in the future. For example, during fiscal 1996, the Company and its suppliers encountered technological barriers and manufacturing process problems on several of its new integrated projector products. The Company was, therefore, unable to obtain enough components to meet the initial demand for certain of its newer products. When breakthroughs were made on some of these new products, the Company was able to ship a large volume of products to fill past due orders. Component availability, quality control, production yield, and technological factors have caused variations in quarterly and annual results in the past, and are expected to cause further volatility in future periods. The Company's new projector products introduced during fiscal 1997 are, and any future products will be, subject to similar technical challenges and are also critically dependent on the availability of supplier products and/or key components such as LCD panels, light valves, power supplies and molded plastic. See "Development Risk" and "Sources of Supply."

         The Company's rate of year-over-year revenue growth slowed significantly in the first three quarters of fiscal 1997 compared to the year earlier period. The Company does not expect to achieve in the future either the rates of growth experienced by the Company in fiscal years 1992 through 1996 or the rates of growth projected for the multimedia projection products industry as a whole. The Company believes that the projections by third parties of total unit demand growth in the multimedia projection products industry will be partially or entirely offset by continued price erosion in the industry. See "Price Reductions."

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

         The Company believes that the variability of its quarterly and annual operating results contributes to the volatility of the price of the Company's common stock in the public market. As a result, investors should expect that market reactions to announcements of the Company's actual or expected results of operations for a particular quarter or annual period could be immediate and severe. For example, during each of the first two quarters of fiscal 1996 and during the first quarter of fiscal 1997, the Company announced that it expected to experience a decline in revenues and/or earnings due to the effect of new products introduced by competitors and limited availability of certain of the Company's new products and related components. Each of these announcements caused a sudden drop in the price of the Company's stock. Consistent with the prior announcement during the first quarter of fiscal 1997, the Company subsequently reported a loss from operations for the first quarter of fiscal 1997. The Company expects that future transitions to new products and technologies by the Company and/or others may also result in a loss from operations in one or more fiscal quarters in the future thereby likely causing a sudden drop in the price of the Company's stock at those times.

STOCKHOLDER LAWSUITS

         Three putative class action securities lawsuits are pending against the Company. The lawsuits allege that the Company and certain of its officers and directors engaged in a scheme to defraud investors by making a series of positive statements about the Company that were allegedly known to be false and misleading when made. The Company believes that the lawsuits are without merit, and the Company is vigorously defending the lawsuits.

         Alleged damages in the lawsuits are unspecified, but theoretically an adverse verdict could bankrupt the Company and result in a total loss of each stockholder's investment. The Company is expending significant financial and managerial resources in defense of the lawsuits to protect its business interests and the interests of its stockholders. Defense costs alone could have a material adverse effect on future results. The Company is subject to Generally Accepted Accounting Principles and to the rules of the Securities and Exchange Commission, which do not permit the provision for any loss that may result from the resolution of litigation whose outcome cannot presently be determined.

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

CHANNELS OF DISTRIBUTION

         The Company sells its products primarily through independent presentation specialists, personal computer dealers and distributors, and through private label and OEM arrangements. These presentation specialists, dealers and distributors ("resellers") may carry competing product lines and could reduce or discontinue sales of the Company's products at any time. These resellers may not devote the resources necessary to provide effective sales and marketing support to the Company. In addition, to the extent that private label and OEM customers do not purchase products as anticipated or switch to a different supplier on short notice, the Company may be holding customized inventories which are not salable to other customers and inventory write-downs may result. The Company's major private label customer is currently phasing out purchases of certain of the Company's products. In fiscal 1996, private label sales represented approximately 15% of the Company's business. Any further phase-out of sales to this private label customer or phase-out of sales to any other private label or OEM customers, or any reduction in sales to presentation specialists, dealers and distributors, may have a material adverse effect.

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

CREDIT RISKS

         Many of the resellers discussed above are small organizations with limited capital. The Company continuously monitors and manages the credit it extends to its resellers; however, one or more of the resellers could become insolvent. In the event of such insolvency, the Company could experience disruptions in its distribution as well as a loss of some or all of any outstanding accounts receivable. The Company's objective is to increase international sales, including sales in emerging markets such as China and Latin America. The Company believes that the credit risks associated with resellers in emerging markets are materially greater than those associated with the U.S. and European markets.

INTELLECTUAL PROPERTY RIGHTS

         From time to time, certain companies have asserted patent, copyright and other intellectual property claims relevant to the Company's business and the Company expects that this will continue. The Company evaluates each claim relating to its products and, if appropriate, seeks a license. If any legal action were to arise in which the Company's products should be found to infringe upon intellectual property rights, the Company could be enjoined from further infringement and required to pay damages, which could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON EXPORT SALES

         For fiscal 1995, 1996, and in the first nine months of fiscal 1997, sales outside the United States and Canada represented approximately 38%, 39% and 30%, respectively, of the Company's total sales. Sales outside the United States are subject to the normal risks of international business activities, such as protective tariffs, export and import controls, transportation delays and interruptions, and changes in demand resulting from fluctuations in exchange rates. With respect to exchange rates, virtually all of the Company's products sold in international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less price competitive in foreign markets. Any increase in international sales may subject the Company to greater currency fluctuation risk than it has faced in the past.

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

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable

ITEM 5:    OTHER INFORMATION
           Not applicable.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K
           a.  Exhibits:
                  #27 - Financial Data Schedule (for EDGAR purposes only)

           b. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PROXIMA CORPORATION



Dated:  February 11, 1997                 JOHN E. REHFELD
                                          _____________________________________
                                          JOHN E. REHFELD
                                          President and Chief Executive Officer



Dated:  February 11, 1997                 DENNIS WHITTLER
                                          _____________________________________
                                          DENNIS A. WHITTLER
                                          Vice President, Finance

                                  EXHIBIT INDEX


Exhibit  No.           Description                                Page No.
------------           -----------                                --------
27                     Financial Data Schedule                    22
