Form 10-K
period 1997-03-30
PROXIMA CORP
filed 1997-06-23
CIK 895416

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   FOR THE FISCAL YEAR ENDED: MARCH 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-21034

                              PROXIMA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                    DELAWARE                                        95-3740880
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                            9440 CARROLL PARK DRIVE
                          SAN DIEGO, CALIFORNIA 92121
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (619) 457-5500

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
                 TITLE OF CLASS                               ON WHICH REGISTERED
------------------------------------------------------------------------------------------------
         Common Stock, $.001 par value                      The Nasdaq Stock Market

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 6, 1997 was $39,354,101 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At June 9, 1997, registrant had outstanding 7,433,589 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement, to be filed on or before June 30, 1997, in connection with Registrant's annual meeting of stockholders to be held on July 23, 1997, are incorporated herein by reference.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Proxima designs, develops, manufactures and markets multimedia projection products. These products employ "light valves" consisting of either liquid crystal displays ("LCDs") or digital light processors ("DLPs"). The Company's multimedia projection products are designed to enhance the productivity of workgroups and the effectiveness of presenters by bringing the power and flexibility of personal computers from the desktop into business, education and government workgroup and presentation settings. The Company's multimedia projection products include portable projection panels and projectors, along with interactive presentation control systems. The projectors and panels can be connected to a personal computer or to a video source. The panels are placed on an overhead projector, allowing the computer image or full-motion video to be projected onto a screen or wall, while the projectors have an integrated light source. The interactive presentation control systems enable the presenter to control the computer by pointing at the projected image with a laser pointer while moving freely around the room, or by touching the projected image with a wand.

     In November 1995, the Company acquired its wholly-owned subsidiary, Mind Path Technologies, Inc., a manufacturer of remote control devices used with personal computers and also used with the Company's multimedia projection products. Through another wholly-owned subsidiary, Newpoint Corporation, the Company manufactured and marketed a line of products which protect personal computers and peripherals from potentially harmful electrical power problems. On June 28, 1996, the Company sold the assets of its Newpoint Corporation power protection business, which accounted for less than 10% of the Company's sales in fiscal 1997.

BACKGROUND

     Communication of information in a group setting is a basic activity in business, education and government. This communication occurs in many ways, including two common settings: workgroup sessions and presentations. Workgroup sessions are working exchanges of information in which the format may be relatively unstructured. The participants actively exchange information to develop a mutually acceptable work product or action plan. Presentations are generally more structured, with less audience participation. The primary goal of a presentation is to transmit information to the audience.

     Millions of workgroup sessions take place each day to plan activities, analyze financial data, establish project schedules, design products and accomplish other tasks requiring multiple participants to review and comment on information. Traditionally, workgroup sessions have required one person to present information, collect comments, revise the information and recirculate a new version for consideration at subsequent meetings. Personal computers have shortened the revision process and made distribution of the revised material much easier and faster, but are limited in their ability to display information in group settings.

     Millions of presentations also occur daily in business, education and government, including executive briefings, sales presentations, and teaching and training sessions. Traditionally, presentations have been delivered with the aid of a variety of media, including flip charts, 35mm slides, overhead transparencies and videotapes. Each of the traditional media is subject to limitations including the inability to easily change the content or order of a presentation, the long lead times associated with preparation, the need to rely on outside suppliers, and the relatively high production cost.

     The various personal computer operating systems, which incorporate graphical user interfaces, have enhanced the ease of use and productivity of personal computers. Tens of millions of people now use personal computers as, in effect, electronic desktops where they perform a broad variety of tasks such as typing, filing, calculating and preparing presentations. In addition, users are increasingly incorporating color graphics, photographic images and full-motion video into these applications. Until recently, however, personal computer users were unable to bring the productivity benefits of the electronic desktop to the workgroup and presentation environments.

     Advances in video interface, control and light valve technologies have facilitated development of multimedia projection products that can be used to project computer information onto a wall or screen in group settings.

     Multimedia projection products enable personal computers to be used in workgroups and presentations to enhance the information exchange process. The combination of computing power and projection capability allows workgroup participants to analyze immediately the effects of changes and to avoid the delays and inefficiencies of revising and recirculating the information prior to subsequent group meetings. Multimedia projection products also allow presenters to realize several benefits over traditional presentation methods. First, personal computer-based presentations can be customized, revised or corrected without delay. Second, the presenter can easily modify the content and can access information nonsequentially to address the specific knowledge and interest levels of the audience. More detailed information can also be accessed easily in response to questions from the audience. Finally, recent advances in personal computer software allow users to create multimedia presentations incorporating computer graphics, animation, video and sound, thereby enhancing the impact of presentations.

     Demand for multimedia projection products has increased as products have been introduced which meet the specific needs of the workgroup and presentation markets. As light valve, video interface and controller technologies continue to advance, the range of available colors and image quality has increased to a level comparable with other presentation media, including slide projectors and video monitors. This technological evolution, in conjunction with the increasing availability of easy-to-use presentation software, has stimulated demand for multimedia projection products. The Company believes that demand for multimedia projection products will continue to grow and broaden due to (i) continued advances in product portability, ease of use and affordability, (ii) continued improvements in image quality, color spectrum and the ability to project full-motion video images and (iii) the continued proliferation of portable computers and more powerful and user-friendly presentation and multimedia software*.

STRATEGY

     The Company's goal is to bring the power and flexibility of personal computers from the desktop into workgroup and presentation settings to improve the productivity of workgroups and the effectiveness of presenters. The Company intends to accomplish this by delivering superior products that do not require substantial changes in the ways in which workgroups and presentations are conducted. The Company's three-part growth strategy consists of enhancing the product line, increasing global distribution and increasing quality and operational efficiencies:

     Enhance Product Lines. The Company is focused on developing or sourcing new products incorporating the latest advances in projection technology and introducing these products to the market quickly and efficiently. The products will be differentiated by innovative features that increase brightness, ease of use, interactivity, connectivity and mobility, while lowering cost.

     Three major market segments are emerging in the multimedia projection market. The Company currently offers a family of multimedia projectors for the meeting/conference room and for the mobile segments. The other segment is the low-end auditorium market. The Company's goal is to develop or source competitive products for each of these market segments.

     Increase Global Distribution. The Company expanded its distribution with the addition of MicroAge, Inc., as a distributor in fiscal 1997. Internationally, in fiscal 1997 the Company opened a new sales office supporting Latin America and relocated the headquarters for its European business to London. Early in fiscal 1998, the Company opened a sales office in China. These changes are intended to bolster overseas revenues. The Company has also initiated a series of programs to strengthen relationships with its existing value-added resellers and distributors.

     Increase Quality and Operational Efficiencies. The Company's third strategic objective is to increase its quality and operational efficiencies through improved inventory turnover, cash flow, product cycle management and efficiency throughout the Company.

TECHNOLOGY

     Proxima is a leader in developing and incorporating new technologies into its products as evidenced by its numerous technological firsts. The Company's proprietary technology encompasses several technical disciplines, including:

     Video Interface and Controller Technology. The Company has developed proprietary video interface and controller technology to drive a range of light valves (LCD modules and DLP modules). Advanced microprocessor control, programmable logic and mixed signal design techniques are combined in controllers that greatly enhance light valve performance by expanding the range of available colors, enabling the system to operate with a broad range of international computer and broadcast video standards, and providing simple and intuitive user control.

     Software and Firmware. The Company designs software and firmware to enhance image quality, ease of use and functionality of its multimedia projection products. The Company has developed software drivers for remote controls and its Cyclops system to run on a number of personal computer operating systems including DOS, Windows and Macintosh. The Company has also developed firmware to control microprocessors embedded in its multimedia projection products, making possible such features as write-on-image, automatic video mode detection, remote control and on-board menus and control.

     Input Device Technology. The Company's Cyclops interactive presentation control system is a proprietary personal computer input device that combines microprocessor control with optical and software design. In addition, the Company's wholly-owned subsidiary, Mind Path Technologies, is a leading developer of remote control devices used with personal computers and also with the Company's multimedia projection products.

     Optical Design. The Company develops optical designs for its multimedia projection products to enhance image quality and overall system performance through complex lens systems, light filtration and polarization techniques.

     Mechanical Design. The Company has developed expertise in mechanical, thermal and ergonomic design technologies required to develop multimedia projection products with the size, weight and human factor characteristics desired by end-users.

PRODUCTS AND NEW PRODUCT DEVELOPMENT

     The Company's multimedia projection products are targeted at professionals who present computer-generated information. These products are lightweight and easily portable. They may be used with or without a standard video monitor and are compatible with virtually all popular application software programs. The Company's multimedia projection products are also compatible with a broad range of international computer and broadcast video standards.

     The Company believes that timely development and introduction of new products are essential to maintaining its competitive position. The Company devotes a portion of its internal research and development resources to making advances in video interface and controller technology, firmware and software, and mechanical and optical design. The Company also works with light valve suppliers to influence design decisions and keep abreast of technological advances.

     The Company continues to expand its line of multimedia projection products for both high-performance and cost-sensitive applications. The Company is developing or sourcing lighter, brighter color projectors in compact packages featuring higher resolutions and image quality.

     Research and development expenses were approximately $8,782,000, $12,852,000, and $15,080,000 in fiscal 1995, 1996 and 1997, respectively, which represented 6.5%, 8.0%, and 9.7% of sales in those periods, respectively.

MARKETING, SALES AND DISTRIBUTION

     The Company markets and sells its multimedia projection products worldwide through various channels, including presentation specialists, personal computer distributors and dealers, and private label arrangements.

     Since the market for multimedia projection products is relatively new, the Company believes that market awareness of the capabilities and features of multimedia projection products is currently low. As a result, presentation specialists, who have expertise in the integration, demonstration, training and after-sales support of presentation systems which employ the Company's multimedia projection products, are an important distribution channel for the Company. The Company sells its products through over 100 presentation specialists who make field demonstrations of the Company's products at customer sites and respond to inquiries received by the Company as a result of the Company's marketing activities. The Company works closely with these presentation specialists, especially in the introduction of new products, market development activities and the definition of future products.

     The Company believes that as multimedia software and multimedia-compatible computer hardware gain acceptance, personal computer dealers and distributors will increase in importance as a channel for the Company's multimedia projection products*. The Company believes that its experience and presence in this distribution channel will therefore be an important competitive factor*. The Company has agreements with computer dealers and distributors in key international markets including Germany, France and England. The Company's computer dealers and distributors include Ingram Micro, Inc., Inmac Inc., Intelligent Electronics, Inc., Merisel, Inc., MicroAge, Inc. and Tech Data Corporation.

     Private label customers distribute the Company's multimedia projection products globally.

     Sales outside of the United States and Canada, consisting primarily of multimedia projection products sold in Europe, represented approximately 38%, 39%, and 38% of the Company's total sales during fiscal years 1995, 1996, and 1997, respectively. The Company employs dedicated international sales personnel at its headquarters in San Diego and in Miami, Florida, the Netherlands, the United Kingdom, Canada, Singapore and China, who work with international distributors to sell and support the Company's products.

     The Company generally ships its standard products promptly following receipt of an order. The Company usually has relatively little backlog of orders for its standard products at any given time. While the Company's private label customers typically place orders for products several months prior to the scheduled shipment date, these orders are subject to rescheduling and cancellation. As a result, the Company generally does not consider its backlog to be a meaningful indicator of future sales.

CUSTOMER SUPPORT

     The ongoing support of customers is an important element of the Company's business. The Company has established a customer service and support organization that provides order processing, technical support and hardware repair to distributors and end-users of its products. Customers have toll-free telephone access to technical specialists who respond to hardware, software and applications questions. Each of the Company's products is covered by a warranty for parts and labor for one year or longer from the date of sale. In addition, certain distributors have been trained by the Company to repair and upgrade products.

MANUFACTURING

     The Company's manufacturing and assembly operations are conducted at its headquarters in San Diego, California, and at facilities less than 40 miles away in Tijuana, Mexico. The proximity of these facilities permits the rapid movement of inventory and senior management supervision of production. An integrated manufacturing software program, administered by personnel in each of the plants, is used to control and track the entire manufacturing process. The Company plans to restructure the activities at its facilities in Mexico during fiscal 1998*. Thereafter, all manufacturing operations will be conducted at the Company's facilities in San Diego and/or outsourced*. (see note 9 to the Consolidated Financial Statements).

     Materials procurement, contract management, receiving inspection, production planning, inventory staging, manufacturing engineering and quality assurance auditing are generally performed in San Diego. The manufacturing facilities in San Diego were used during fiscal 1997 primarily for product assembly, testing, pilot run production and product repair. By the end of fiscal 1998, the San Diego manufacturing facility may undertake all of the Company's manufacturing activities and certain activities may be outsourced*. The Company believes that the San Diego facilities have adequate capacity to accommodate all of the Company's manufacturing needs for the foreseeable future. The Tijuana facilities, which employed 181 people as of March 31, 1997, has generally handled high-volume production of subassemblies, panels, and integrated projectors, including the highly automated assembly and test of fine-pitch, surface-mount components on printed circuit boards.

PROPRIETARY RIGHTS

     The Company relies on a combination of patent, copyright and trade secret protection, and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue pursuing patent protection of inventions that it considers important, the Company's patents may not preclude competitors from developing products or technologies equivalent or superior to those of the Company.

EMPLOYEES

     As of March 31, 1997, the Company employed 444 people, including 252 in manufacturing, 75 in selling and marketing activities, 72 in engineering and 45 in management, administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

ITEM 2.  PROPERTIES

     The Company's headquarters and multimedia projection business are located in San Diego, California, in leased facilities consisting of approximately 93,000 square feet. The lease on this facility expires in March 1999, subject to the Company's option to extend it for an additional 5 years. Mind Path Technologies is located in Dallas, Texas, in a leased facility consisting of approximately 2,000 square feet. The Company also leases a facility in Tijuana, Mexico consisting of approximately 26,000 square feet, which is used primarily for the assembly and testing of the Company's products. In addition, the Company leases facilities in the Netherlands, Miami, Florida, and in the United Kingdom. The Company considers its facilities adequate for its current needs and believes that additional space can be obtained in the future if necessary.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named as a defendant in three putative class action lawsuits entitled: Robert Powers, et. al. v. Proxima Corp., et. al., filed in the U.S. District Court for the Southern District of California on August 16, 1996 ( the "Powers" case); Stielau Family Trust, et. al. v. Proxima Corp., et. al., filed on August 15, 1996 in the California Superior Court for San Diego County (the "Stielau" case); and Richard Strausz, et. al. v. Proxima Corp., et. al., filed on August 27, 1996 in the California Superior Court for San Diego County (the "Strausz" case). Certain current and former executive officers and directors of the Company are also named as defendants. In the Powers and Stielau cases, the plaintiffs purport to represent a class of all persons who purchased the Company's common stock between July 26, 1994 and August 17, 1995. In the Strausz case, the plaintiffs purport to represent a class of all persons who purchased the Company's common stock between October 21, 1995 and June 24, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the class periods, and seek unspecified monetary damages.

     On March 1, 1997 the U.S. District Court granted portions of the defendants' motion to dismiss the Powers complaint and denied other portions of the motion. Plaintiffs were given leave to amend the dismissed portions of their complaint. On April 16, 1997 the California Superior Court sustained the defendants' demurrer dismissing the Stielau complaint. The Court dismissed portions without leave to amend but gave the plaintiffs leave to amend other portions of their complaint. The defendants also filed a demurrer in the Strausz case and the California Superior Court has not yet ruled on that demurrer.

     The Company maintains directors' and officers' insurance primarily to provide coverage for the type of lawsuits described above. The Company and its insurance carrier, Evanston Insurance Company ("Evanston"), have been involved in a dispute over such coverage. On June 11, 1997, Evanston filed an action for declaratory relief and breach of contract in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers and directors, alleging that any insurance claims arising from the foregoing putative class action lawsuits would not be covered. The Company and the individual defendants have not been served with the complaint.

     The outcome of the lawsuits cannot be determined. Thus, there can be no assurance that these lawsuits will be resolved favorably to the Company or that they will not have a material adverse effect on the Company's financial condition and results of operations. However, management believes that the suits are without merit and is defending itself vigorously against these actions. No amounts have been recorded in the financial statements for any losses which may result from these lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

         IDENTIFICATION OF EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

                                   AGE
                                   ---
Kenneth Olson....................  60     Chairman of the Board since 1984. In March 1997, he
                                            was appointed Interim President and CEO of the
                                            Company. He originally became an employee in July
                                            1989 and was CEO from December 1990 to February
                                            1996.
Frank Drdek......................  50     Vice President, Human Resources since March 1994. Mr.
                                            Drdek was the Director of Human Resources from
                                            February 1992 to March 1994. From 1989 to 1992, he
                                            was employed by Hawthorne Machinery Company as
                                            Director of Human Resources.
Thomas Kampfer...................  34     General Counsel and Secretary. Mr. Kampfer joined the
                                            Company as Director of Legal Affairs in January 1996
                                            and was named General Counsel and Secretary in June
                                            1997. He was with IBM Corporation from 1985 to 1995
                                            where he held a variety of positions in engineering,
                                            contracting and IBM's legal department, most
                                            recently as Counsel.
Steven E. Richardson.............  45     Joined the Company in March 1997 as V.P., Marketing.
                                            He was previously employed by Compression Labs,
                                            Incorporated from 1987 to 1996 where he held a
                                            variety of positions including most recently VP,
                                            Marketing. Between 1976 and 1987, he worked for
                                            Hewlett-Packard Company in various capacities.
Michael S. Tamkin................  55     Vice President, Manufacturing since 1994. From 1992
                                            through March 1994, Mr. Tamkin was V.P., Operations,
                                            at Midwestco Enterprises, Inc. From 1990 to 1992, he
                                            was V.P., Manufacturing and Quality, with Motorola
                                            Lighting, Inc., a manufacturer of electronic
                                            ballasts. From 1963 to 1990, he was with Zenith
                                            Electronics Corporation, most recently as V.P. and
                                            General Manager of the Video Display Division.
Michael Vogt.....................  54     Vice President, International Sales since 1995. From
                                            January 1984 to December 1989, he served in a variety
                                            of senior management positions with the Company,
                                            including V.P., Finance, CFO and Secretary of the
                                            Company.
Nigel Waites.....................  31     Acting Vice President, Product Development since April
                                            1997. Mr. Waites joined the Company as Manager of
                                            Hardware Engineering in March 1996. He was Manager
                                            of Test Engineering at Polycom, Inc., from 1995 to
                                            1996, and Hardware Manager Entry Level PowerBook
                                            Division at Apple Computer, Inc., from 1994 to 1995.
                                            From 1988 to 1994 he held a variety of engineering
                                            positions at National Instruments, Inc.
Dennis Whittler..................  46     Vice President, Finance and Chief Financial Officer of
                                            the Company since December 1989. From 1980 to December
                                            1989, Mr. Whittler held a variety of financial
                                            positions with Topaz, Inc., including Chief
                                            Financial Officer and Controller.

     Officers' terms expire following the 1997 Annual Meeting of Stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on The Nasdaq Stock Market under the symbol: PRXM. As of March 31, 1997, there were approximately 5,500 stockholders of record and beneficial stockholders of common stock. The Company has never paid dividends and does not anticipate paying any dividends in the foreseeable future. The high and low sales prices of Proxima common stock for the two years ended March 31, 1997 were as follows:

PRICE RANGE OF COMMON STOCK

                                                                          HIGH       LOW
                                                                         ------     ------
    Fiscal 1996
      First Quarter....................................................  $35.13     $20.25
      Second Quarter...................................................   29.50      16.75
      Third Quarter....................................................   24.00      13.88
      Fourth Quarter...................................................   28.88      17.88
    Fiscal 1997
      First Quarter....................................................  $20.25     $10.75
      Second Quarter...................................................   14.50       9.13
      Third Quarter....................................................   16.00      10.44
      Fourth Quarter...................................................   16.88       5.63

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEARS ENDED MARCH 31,
                                    ----------------------------------------------------------
                                     1993        1994         1995         1996         1997
                                    -------     -------     --------     --------     --------
                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
    SUMMARY OF OPERATIONS
    Sales.........................  $57,167     $69,245     $135,750     $159,797     $154,665
    Gross Profit..................   23,373      26,034       55,937       58,338       35,315
    Net Income (Loss).............    4,913       3,875       13,109        9,690       (9,540)
    Earnings (Loss) Per Share.....     0.94        0.61         1.91         1.37        (1.36)
    BALANCES AT MARCH 31,
    Working Capital...............  $35,917     $35,045     $ 50,343     $ 59,677     $ 56,948
    Total Assets..................   44,264      51,554       77,827       90,258       87,278
    Total Debt....................       --          --           --           --           --
    Total Stockholders'
      Equity(1)...................   38,848      41,593       59,289       73,170       65,290

---------------
(1) No dividends were declared or paid during fiscal 1993 to 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                  NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (as contained in Item 1 "Strategy" or denoted with an asterisk *). Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below.

GENERAL

     The Company was founded in 1982 to develop and market desktop accessory products for personal computers. In 1987, the Company introduced its first multimedia projection product. In 1990, the Company sold its entire inventory of desktop accessories. In fiscal 1992, the Company began phasing out the uninterruptible power systems portion of its power protection product line and completed the phase-out in fiscal 1993. In November, 1995, the Company purchased Mind Path Technologies, Inc., a developer and manufacturer of remote control user interfaces. On June 28, 1996, the Company sold the assets of its Newpoint Corporation power protection business, which accounted for less than 10% of the Company's sales in fiscal 1997.

     The Company now offers broad lines of multimedia projection products which, for the fiscal year ended March 31, 1997, accounted for more than 90% of the Company's sales.

     The Company's ability to compete in the multimedia projection products market depends on factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, product price/performance, product distribution and customer support. Moreover, the market for multimedia projection products is characterized by rapidly evolving technology and frequent new product introductions. Anticipated product releases by the Company or its competitors often cause customers to delay purchases until new products are available. Because the Company generally books and ships orders in the same quarter, delays in customer orders, whether caused by waiting for new products or otherwise, can have a significant impact on the Company's results of operations. The Company's future success will depend on its ability to continue to develop and manufacture, or source from third parties, competitive products*. There can be no assurance that the Company's current products will continue to achieve market acceptance, that the Company will be able to develop and deliver new products in a timely manner, or that new products, once delivered, will achieve market acceptance.

     The factors discussed above are part of the business environment in which the Company operates and have had an impact on the Company's results of operations in fiscal 1997 and in the early part of fiscal 1998. These factors may have a significant adverse effect on the Company's sales and results of operations*. Please refer to the "Risk Factors" at the end of this section of the Report for a further review of the Company's risk factors.

RESULTS OF OPERATIONS

     The following table sets forth certain data as a percentage of sales.

                                                                    YEARS ENDED MARCH 31,
                                                                  -------------------------
                                                                  1995      1996      1997
                                                                  -----     -----     -----
    Sales.....................................................    100.0%    100.0%    100.0%
    Cost of sales.............................................     58.8      63.5      77.2
                                                                  -----     -----     -----
    Gross profit..............................................     41.2      36.5      22.8
    Operating expenses
      Selling and marketing...................................     14.1      13.7      15.9
      Research and development................................      6.5       8.0       9.7
      General and administrative..............................      5.4       4.4       4.8
      Restructuring charge....................................       --        --       1.0
                                                                  -----     -----     -----
              Total...........................................     26.0      26.1      31.4
                                                                  -----     -----     -----
    Income (loss) from operations.............................     15.2      10.4      (8.6)
                                                                  -----     -----     -----
    Other income (expense)
      Interest and other income...............................      0.5       0.6       0.7
      Equity in loss of affiliate.............................     (0.4)     (0.7)     (0.1)
      Gain on sale of subsidiary's assets.....................       --        --       1.8
      Writedown of investment in affiliate....................       --        --      (2.5)
                                                                  -----     -----     -----
              Total...........................................      0.1      (0.1)     (0.1)
                                                                  -----     -----     -----
    Income (loss) before income taxes.........................     15.3      10.3      (8.7)
    Provision (benefit) for income taxes......................      5.6       4.2      (2.5)
                                                                  -----     -----     -----
    Net income (loss).........................................      9.7%      6.1%     (6.2)%
                                                                  =====     =====     =====

FISCAL 1997 COMPARED TO FISCAL 1996

     SALES -- Revenue for fiscal year 1997 was $154.7 million, down 3% from $159.8 million in fiscal year 1996. Sales of multimedia projection products increased to $150.9 million in fiscal year 1997, up 3% from $146.2 million in fiscal year 1996. The 3% increase in sales of multimedia projection products was primarily attributable to sales of sourced branded integrated projectors, while the 3% decrease in overall sales was attributable to a $9.9 million reduction in revenues from the Company's Newpoint power protection business, which was sold in June 1996.

     The Company reduced the prices of certain multimedia projection products in fiscal years 1995, 1996 and 1997. The Company believes that severe price competition will continue in the multimedia projection market*. The Company provides price protection to its dealers and distributors such that, if the Company reduces the price of its products, dealers and distributors are entitled to a credit for the difference between the new, reduced price and the price they previously paid for products which are held in their inventory at the time of the price reduction and were purchased within the preceding 30 days. Price protection to dealers and distributors in connection with the price reductions totaled approximately $413,000 in fiscal 1995, $1,552,000 in fiscal 1996, and $1,758,000 in fiscal 1997. Subsequent to the end of fiscal 1997, the Company announced further price reductions impacting fiscal 1998 sales related to many of its multimedia projection products. The Company believes that fiscal 1998 sales are likely to be adversely affected as a result of this and future price reductions*.

     Sales to distributors, dealers, and end-users outside of the United States and Canada declined from $62.6 million in fiscal 1996 to $58.4 million in fiscal 1997. Sales outside of the United States and Canada were approximately 39% and 38% of total sales for fiscal 1996 and 1997, respectively. The decrease in international sales in absolute dollars and as a percentage of revenue was primarily attributable to reduced sales to a large private label customer.

     GROSS PROFIT -- Gross profit as a percentage of sales decreased from 36.5% in fiscal 1996 to 22.8% in fiscal 1997. The decrease was due primarily to inventory adjustments and competitive price reductions and discounts offered on phase-out products. Inventory adjustments for obsolete and slow-moving inventory as a percentage of sales increased from 3.0% in fiscal 1996 to 9.5% in fiscal 1997. The Company believes that its gross margins will decline in fiscal 1998 as a result of the selling off of slow-moving and obsolete inventory and as a result of price reductions due to competitive pricing pressures*.

     SELLING AND MARKETING EXPENSES -- Selling and marketing expenses increased from $21,838,000 in fiscal 1996 to $24,554,000 in fiscal 1997. Selling and marketing expenses as a percentage of sales increased from 13.7% in fiscal 1996 to 15.9% in fiscal 1997. The increase in both absolute dollars and as a percentage of sales is primarily attributable to increased promotional expenses related to the introduction of new products. Some of the increased selling and marketing expenditures were incurred to develop new international distribution channels for multimedia projection products, including the expansion of the Company's European sales and marketing operations. The Company expects selling and marketing expenses to decrease in both absolute dollars and as a percentage of sales in fiscal 1998 as a result of cost control measures undertaken at the end of fiscal 1997*.

     RESEARCH AND DEVELOPMENT EXPENSES -- Research and development expenses include costs associated with researching new technologies, developing new products and improving existing product designs. These expenses increased from $12,852,000 in fiscal 1996 to $15,080,000 in fiscal 1997. Research and development spending as a percentage of sales increased from 8.0% in fiscal 1996 to 9.7% in fiscal 1997. The increase in spending in both dollar amount and as a percentage of sales in fiscal 1997 compared to fiscal 1996 primarily reflects increased engineering staff. The Company expects research and development expenses to decrease in both dollar amount and as a percentage of sales in fiscal 1998 as a result of cost control measures undertaken at the end of fiscal 1997*.

     GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses increased from $7,129,000 in fiscal 1996 to $7,487,000 in fiscal 1997. As a percentage of sales, these expenses increased from 4.4% in fiscal 1996 to 4.8% in fiscal 1997. General and administrative expenses were higher in fiscal 1997 versus fiscal 1996 both in absolute dollars and as a percentage of sales primarily as a result of severance costs.

     RESTRUCTURING CHARGE -- In March 1997, the Company recorded a restructuring charge of $1,528,000 to recognize the expected costs of reorganizing the Company's manufacturing activities. By the end of fiscal 1998, the Company expects to relocate all manufacturing activities conducted at its Tijuana, Mexico, facilities to its San Diego facilities* and may outsource certain activities. The restructuring charge primarily included a $770,000 write-down of fixed assets and $484,000 of severance costs. The restructuring was a result of rapid changes in the marketplace in which the Company operates. In particular, demand has shifted from VGA projectors to higher resolution SVGA and XGA projectors. In addition, the Company expects to require less manufacturing capacity than it currently has available due to its increasing reliance on sourced products*.

     OTHER INCOME (EXPENSE) -- Interest and other income increased from $927,000 in fiscal 1996 to $1,141,000 in fiscal 1997, primarily as a result of higher interest income. The increase in interest income is attributable to higher average balances of cash and short-term investments in fiscal 1997 as compared to fiscal 1996.

     GAIN ON SALE OF SUBSIDIARY'S ASSETS -- On June 28, 1996, the Company sold the assets of its Newpoint Corporation power protection subsidiary for approximately $7.3 million. The Company recognized a pre-tax gain on the sale of $2,779,000. Newpoint Corporation represented less than 10% of the Company's sales, assets and operating income during fiscal year 1997.

     WRITE-DOWN OF INVESTMENT IN AFFILIATE -- The Company recorded a write-down of $3,905,000 against its investment in Laser Power Corporation (LPC) during the quarter ended June 30, 1996. The remaining investment balance of $1,201,000 shown on the accompanying balance sheet as of March 31, 1997 reflects the Company's equity in the net assets of LPC, less a valuation reserve. The write-down and balance of the Company's investment in LPC is the result of an analysis of discounted and undiscounted estimated cash flows from the investment. The Company deemed it necessary to review its investment in LPC because of information obtained upon the completion of the first engineering model of a microlaser projector in July 1996. On the basis of that information, the Company now believes that microlaser technology will initially be suited for the higher-cost specialty projector market, which offers lower unit volumes than originally contemplated*. The Company will continue to recognize its share of the net income or loss of LPC under the equity method.

     INCOME TAXES -- The Company's effective tax rate was a benefit of 29.4% in fiscal 1997 compared to a provision of 40.9% in fiscal 1996. Note 6 to the Consolidated Financial Statements contains a description of the Company's tax position and a reconciliation of the variances from the Federal statutory income tax rate. The effective tax rate was lower in fiscal 1997 than in fiscal 1996 primarily due to the reinstatement of the research and development tax credit in July 1996. The Company utilized research and development tax credits of $530,000 in fiscal 1997 and $161,000 in fiscal 1996. The Company realized no foreign sales corporation tax benefits in fiscal 1997, compared to benefits of $118,000 in fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

     SALES -- Revenue for fiscal year 1996 was $159.8 million, up 18% from $135.8 million in fiscal year 1995. Sales of multimedia projection products increased to $146.2 million in fiscal year 1996, up 18% from $123.7 million in fiscal year 1995. The 18% increase in sales of multimedia projection products was primarily attributable to sales of Proxima's integrated projectors, particularly the DP5100 family of projectors which began shipping early in fiscal 1996.

     The Company reduced the prices of certain multimedia projection products in fiscal years 1995 and 1996. The Company provides price protection to its distributors such that, if the Company reduces the price of its products, distributors are entitled to a credit for the difference between the new, reduced price and the price they previously paid for products which are held in their inventory at the time of the price reduction and were purchased within the preceding 30 days. Price protection to distributors in connection with the price reductions totaled approximately $413,000 in fiscal 1995 and $1,552,000 in fiscal 1996.

     Sales to distributors, dealers, and end-users outside of the United States and Canada grew from $51.4 million in fiscal 1995 to $62.6 million in fiscal 1996 due primarily to the broadening of the Company's international distribution network and increased market acceptance of the Company's products. Sales outside of the United States and Canada were approximately 38% and 39% of total sales for fiscal 1995 and 1996, respectively. The increase in international sales as a percentage of revenue was primarily attributable to sales to a large private label customer.

     GROSS PROFIT -- Gross profit as a percentage of sales decreased from 41.2% in fiscal 1995 to 36.5% in fiscal 1996. The decrease was due primarily to competitive price reductions and discounts offered on phase-out products. Partially offsetting the price decreases were continuing decreases in LCD panel costs and greater manufacturing efficiencies.

     SELLING AND MARKETING EXPENSES -- Selling and marketing expenses increased from $19,163,000 in fiscal 1995 to $21,838,000 in fiscal 1996. Growth in sales volume reduced selling and marketing expenses as a percentage of sales from 14.1% in fiscal 1995 to 13.7% in fiscal 1996. Some of the increased selling and marketing expenditures were incurred to develop new international distribution channels for multimedia projection products.

     RESEARCH AND DEVELOPMENT EXPENSES -- Research and development expenses include costs associated with researching new technologies, developing new products and improving existing product designs. These expenses increased from $8,782,000 in fiscal 1995 to $12,852,000 in fiscal 1996. Research and development spending as a percentage of sales increased from 6.5% in fiscal 1995 to 8.0% in fiscal 1996. The increase in spending in both dollar amount and as a percentage of sales in fiscal 1996 compared to fiscal 1995 primarily reflects increased engineering staff.

     GENERAL AND ADMINISTRATIVE EXPENSES -- General and administrative expenses decreased from $7,291,000 in fiscal 1995 to $7,129,000 in fiscal 1996. As a percentage of sales, these expenses decreased from 5.4% in fiscal 1995 to 4.4% in fiscal 1996, primarily as a result of higher sales volume. General and administrative expenses were lower in absolute dollars in fiscal 1996 versus fiscal 1995 primarily as a result of costs associated with stockholder class action litigation against the Company. General and administrative expenses included legal fees and settlement costs of $1,545,000 in fiscal 1995 in connection with the lawsuit. The lawsuit was settled in March 1995. Partially offsetting the reduction in legal expenses during fiscal 1996 versus fiscal 1995 were higher staffing levels and increases in reserves for accounts receivable associated with higher sales volume during fiscal 1996.

     OTHER INCOME (EXPENSE) -- Interest and other income increased from $610,000 in fiscal 1995 to $927,000 in fiscal 1996, primarily as a result of higher interest income. The increase in interest income is attributable to higher average balances of cash and short-term investments in combination with higher rates of interest earned on cash and short-term investments in fiscal 1996 as compared to fiscal 1995.

     Equity in loss of affiliate increased from $504,000 in fiscal 1995 to $1,052,000 in fiscal 1996. This amount is attributable to Proxima's equity in Laser Power Corporation (LPC) operating losses, amortization of excess cost over net assets acquired and the Company's increased equity investment in LPC during fiscal 1996.

     INCOME TAXES -- The Company's effective tax rate was 40.9% in fiscal 1996 compared to 37.0% in fiscal 1995. Note 6 to the Consolidated Financial Statements contains a description of the Company's tax position and a reconciliation of the variances from the Federal statutory income tax rate. The effective tax rate was higher in fiscal 1996 than in fiscal 1995 primarily due to the expiration of the research and development tax credit in June 1995 and to the increase in equity in loss of affiliate. The Company utilized research and development tax credits of $520,000 in fiscal 1995 and $161,000 in fiscal 1996. The Company also realized foreign sales corporation tax benefits of $57,000 in fiscal 1995 and $118,000 in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Over the past three years, the Company has funded its operations through cash flow provided from operations and the initial public offering in February 1993. The net increase in cash and short-term investments in fiscal 1995 was primarily due to $13.1 million of earnings, a $9.8 million increase in accounts payable and accrued expenses, plus a $2.4 million positive cash flow from the sale of common stock, partially offset by a $14.1 million increase in accounts receivable, a $5.9 million increase in inventories, the acquisition of $2.5 million in property, and a $1.7 million investment in LPC. In fiscal 1996, the net increase in cash and short-term investments was $5.7 million. The net increase in cash and short-term investments in fiscal 1996 was primarily due to $9.7 million of earnings, a $2.0 million positive cash flow from the sale of common stock, and a $2.0 million tax benefit from stock option exercises, partially offset by the acquisition of $5.0 million in property, a $3.3 million decrease in accounts payable and accrued expenses, and a $2.0 million investment in LPC. In fiscal 1997, the net decrease in cash and short-term investments was $3.4 million. The net decrease in cash and short-term investments in fiscal 1997 was primarily due to a $9.5 million net loss, a $5.4 million increase in accounts receivable, the acquisition of $3.5 million in property, and a $2.2 million increase in deferred income tax assets, partially offset by $7.3 million received on the sale of the assets of Newpoint Corporation, a $6.6 million increase in accounts payable and accrued expenses, and a $2.0 million positive cash flow from the sale of common stock related to stock option exercises.

     As of March 31, 1997, the Company had $18.0 million in cash and short-term investments and $56.9 million in working capital, versus $21.4 million in cash and short-term investments and $59.7 million in working capital as of March 31, 1996. The Company had no debt at March 31 of 1997 or 1996.

     The Company has an arrangement for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The line of credit arrangement contains standard covenants relating to financial ratios. The Company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal years 1995, 1996 or 1997. The credit arrangement expires on July 31, 1997. The Company expects to be able to obtain a new credit arrangement under similar terms*.

     The Company believes that existing cash resources, together with cash flow from operations and available lines of credit, will provide sufficient funding for operations for the foreseeable future*. The effect of the three putative class action lawsuits on the Company's liquidity cannot be determined. The plaintiffs are seeking unspecified monetary damages (see note 7 to the Consolidated Financial Statements). The Company's restructuring plan is not expected to have a significant impact on the Company's liquidity (see note 9 to the Consolidated Financial Statements)*.

     To date, inflation has not had a significant impact on the Company's operating results.

                                  RISK FACTORS

     The following discussion of risk factors describes certain aspects of the business environment in which the Company operates. Users of this report should carefully consider these risk factors in addition to the other information in this report. The risks faced by the Company are illustrated by the volatility of the Company's reported sales and earnings per share over the last eight quarters:

                                         FY96                                     FY97
                          -----------------------------------     -------------------------------------
                           Q1        Q2        Q3        Q4         Q1        Q2        Q3         Q4
                          -----     -----     -----     -----     ------     -----     -----     ------
Sales ($millions).....     33.0      35.0      44.2      47.6       35.0      36.2      47.4       36.0
EPS...................    $0.24     $0.20     $0.46     $0.47     $(0.59)    $0.10     $0.25     $(1.10)

     The Company believes that this volatility has been influenced by the occurrence of one or more of the factors discussed below.

FORECASTS

     The Company prepares annual budgets and other confidential internal projections that contain detailed forecasts of future sales and earnings for existing products as well as forecasts for products still in development. The Company believes that inaccuracies in its forecasting result from factors in the highly dynamic market in which it competes as described in certain of the risk factors below, including "Short Product Lives and Technological Change," "Competition," "Development Risk," "Sources of Supply," "Price Reductions" and "Variability of Quarterly or Annual Results." In the past eight quarters, for example, actual quarterly earnings results have varied from internal forecasts by amounts ranging from only a few percentage points to well over 100%, with most of the large variances being negative. The Company has previously announced that it expects fiscal year 1998 to be near break-even. Actual results may differ materially from this fiscal year estimate due to circumstances described in the risk factors below. Numerous independent stock analysts and market analysts prepare and publish their own financial forecasts and projections about the Company. The Company disclaims responsibility for all such forecasts and projections. The Company believes that forecasts and projections prepared by these independent stock analysts and market analysts have frequently been inaccurate in the past and are, therefore, highly speculative and should be used only with extreme caution.

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

SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE

     The market for multimedia projection products is characterized by rapidly evolving technology and short product lives, with new products frequently capturing significant market share. Anticipated product releases (and particularly products incorporating new technology) by the Company or its competitors often cause customers to delay purchases of existing products until such new products are available. Any delays in purchases can significantly impact the Company's results of operations. Any time significant new products are announced or introduced by the Company or others, the Company will likely deem it necessary to substantially reduce prices on the then-present models. Further, if such prices are reduced to less than the inventory carrying value, the Company would be required to record a write-off of the excess carrying value. In the fourth fiscal quarter of 1997, the Company recorded a substantial write-down for certain inventory and may record other write-downs of varying magnitudes from time to time in the future.

     The Company's future success depends on its ability to continue to develop and manufacture, or to distribute under private label arrangements, competitive products and services on a timely basis, particularly enhancements to and new generations of multimedia projectors. For example, in the third and fourth quarters of fiscal 1997, the vast majority of the Company's sales were generated by products introduced within the preceding twelve months. Historically, many of the Company's products have achieved peak sales within a few months after their introduction with sales declining thereafter until the products are obsolete. The Company's product line must be frequently refreshed with improved products to maintain parity with competitors' products. The increasing number of large competitors in the multimedia projection industry has made it more difficult to foresee the successive waves of product introductions in the industry. See "Competition." Given that the Company does not have the internal resources to develop competitive products in every product segment in which it competes, the Company must increasingly rely on its evolving business alliances to source products manufactured by third parties. Notwithstanding the Company's prior success in distributing sourced products, the Company may not be able to continue to respond to the expected rapid product shifts with improved sourced products in the future.

     Although the Company continues to introduce enhanced versions and new generations of its projector products, the Company has continued to lose market share. See "Competition." The Company's new products released over the last twelve months are expected to continue to account for the majority of the Company's sales during the first half of fiscal 1998. Through the date of this filing, these new products have experienced some slowness in demand. See "Forecasts."

     In addition to the evolutionary changes in products and technologies described above, several new technologies are currently in production or under development by the Company or its competitors, including reflective silicon panels, higher resolution (XGA and EWS) controllers, and ultra-portable projectors weighing substantially less than current industry offerings. The Company or one or more of its competitors may introduce additional products based on new technologies from time to time. The Company believes that polysilicon LCD technology, which has been developed and is primarily controlled by two Japanese companies, and digital light processor technology, which has been developed and is owned by one U. S. company, will both continue to improve on a price/performance basis. See "Competition." Further, the Company believes that demand will continue to increase for higher resolution (SVGA and XGA resolution) projectors, and that there will continue to be a drastic reduction in demand for VGA resolution projectors. Similarly, the Company believes that there will be a rapid shift from SVGA to XGA products over the next twelve months. The Company may not be able to respond to these technological shifts in a timely manner potentially resulting in an adverse impact to financial results and inventory write-downs on obsolete products. In the past, the company or companies that first introduce new features or technologies into the marketplace have gained significant market share. The Company has lost market share in this way in the past and may do so again in the future.

DEVELOPMENT RISK

     The Company currently designs, manufactures and distributes its own products, and also distributes products designed and manufactured by others. The design, manufacture and marketing of multimedia projector products is complicated by rapidly evolving light valve technologies, lamp technologies, electronic control circuitry and optics. As projection products become smaller, the Company faces extraordinarily complex engineering challenges in integrating electrical, mechanical, optical, thermal, and software designs into a compact unit. Further, the Company must repeatedly make complex choices regarding which technologies to pursue, product make versus buy determinations, and the development of differentiating product features. As a result, in developing its new products, the Company exposes itself to enormous technical and financial risks. In the past, the Company has discontinued certain development efforts based on changing expectations of the respective products' marketability or producibility and may do so again in the future. Many of the challenges faced by the Company in developing new products involve key components produced by vendors who themselves face engineering or procurement challenges that the Company has little or no ability to anticipate or resolve.

     The Company continues to face the development risks described above and expects to face other unforeseen development risks which may cause substantial delays in the development and introduction of new products.

SOURCES OF SUPPLY

     Certain products and components which the Company resells or uses to manufacture its products are available only from single sources. Although the Company generally buys products and components under purchase orders and does not have long-term agreements with its suppliers, the Company expects that its suppliers will continue to attempt to meet the Company's requirements. For certain of these items, the process of qualifying a replacement supplier and receiving replacement supplies could take several months. For example, should a mold for plastic componentry break or become unusable, repair or replacement could take several months. The Company does not maintain sufficient inventory to allow it to fill customer orders without interruption for more than a few weeks. Therefore, an extended interruption in the supply of products or components would have a material adverse effect on the Company's results of operations. The Company is critically dependent on the availability of sourced products and/or key components such as LCD panels, light valves, power supplies and, as mentioned above, molded plastic. Three of the Company's major suppliers, Sanyo, Sharp and Hitachi, also compete with the Company and, in the case of sourced products, the Company sells product substantially similar to that of the supplier. See "Competition." The Company purchases many of its products and components from suppliers located outside the United States. Policies adopted by the Company's suppliers, trading policies adopted by the United States (such as anti-dumping or other duties on imported components) or foreign governments, or fluctuations in foreign exchange rates may at any time restrict the availability of products or components or increase their cost. The Company has experienced product and component shortages in the past and expects that it could again experience product and component shortages in the future, particularly in the months immediately following the introduction of new products. See "Development Risk."

     For the fourth fiscal quarter of 1997, the majority of the Company's sales were derived from sourced products, which are designed and manufactured by third party suppliers. The Company expects this critical dependence on sourced products to continue throughout fiscal year 1998. The manufacturers of these sourced products face all of the same challenges described in this risk factor and in "Development Risk" above. Further, although the Company communicates regularly with its sourced product suppliers, the Company does not have the same visibility into any delays or pending development or supplier issues that it would have on its own development project. Any delay, discontinuance, constraint or reduction, for whatever reason, in the supply of any sourced products would have an immediate and severe adverse impact on the Company's financial results.

COMPETITION

     The Company believes that new competitors will continue to enter the market and that new or existing competitors will introduce products which directly compete with the Company's existing products on a performance and price basis. The Company's insight into its competition and their development plans/dates is extremely limited and, therefore, it is generally unable to forecast the impact of new competitive products.

     Some of the Company's current or potential competitors have greater financial, technical, manufacturing and marketing resources than the Company and have lower cost and/or profit structures and may be in a position to introduce products incorporating advanced technologies ahead of the Company. Announcements by one or more large manufacturers can cause customers to delay or cease altogether purchases of the Company's products, which would have a material adverse effect on the Company's results of operations. For example, since the beginning of 1995, Epson, Fujitsu, Hitachi, 3M, IBM, Matsushita, Philips, NEC, Sanyo, Sony and Toshiba have each introduced or announced new products addressing the same markets as certain of the Company's products. Competition between the Company and its competitors in the market for multimedia projectors has been and is expected to continue to be intense.

     The Company has traditionally been a manufacturer of hardware products. As more and more competitors enter the market, the Company believes that non-hardware offerings, such as value-added service and support offerings, software, and a broad distribution capability, will become critical. The Company may invest significantly in one or more of these areas, or other complementary business areas. Any such investment may or may not be successful.

PRICE REDUCTIONS

     The industry in which the Company competes is characterized by continually falling prices. The Company expects price competition to continue to be intense and, therefore, expects continued downward pressure on its gross margins. The Company believes that certain of its competitors have the financial resources to, and may, sell competitive products at cost or potentially below cost in an effort to gain market share.

     The Company provides price protection to its dealers and distributors such that, if the Company reduces the price of its products, dealers and distributors are entitled to a credit for the difference between the new, reduced price and the price of products purchased and still held in their inventory at the time of the price reduction. Each significant price reduction and the associated price protection will have a material adverse impact on sales and gross margins and therefore on the Company's results of operations for the period in which the price reduction occurs, unless such price reduction is offset by higher unit volume resulting from the price reduction. In order to meet competition, the Company is regularly reducing its prices on a product by product basis. To date, these reductions have not been offset by higher unit volumes. Future price reductions are expected and will likely have a similar material adverse effect.

VARIABILITY OF QUARTERLY OR ANNUAL RESULTS

     A significant portion of the Company's shipments typically occur in the last month of a quarter. Although the Company attempts to ship products to its customers as promptly as practicable upon receipt of a purchase order, minor timing differences between the receipt of customer purchase orders and the Company's shipments to fill such orders can have a significant impact on the Company's quarterly or annual results. These timing differences may be caused by customers' ordering patterns or business cycles, or by the Company's production capacity, component availability or technical challenges. When, as often happens, significant variations occur between forecasts and actual orders (see "Forecasts"), the Company is often unable to reduce its fixed short-term expenses proportionately and in a timely manner, which at times has had an adverse effect on operating results and could have a similar effect in the future. Component availability, quality control, production yield, and technological factors are expected to cause further volatility in future periods. See "Development Risk" and "Sources of Supply."

     The Company's rate of year-over-year revenue growth slowed significantly in fiscal 1997 compared to the year earlier period. The Company does not expect to achieve in the future either the rates of growth experienced by the Company in fiscal years 1992 through 1996 or the rates of growth projected for the multimedia projection products industry as a whole. The Company believes that the projections by third parties of total unit demand growth in the multimedia projection products industry will be partially or entirely offset by continued price erosion in the industry. See "Price Reductions."

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

     The Company believes that the variability of its quarterly and annual operating results contributes to the volatility of the price of the Company's common stock in the public market. As a result, investors should expect that market reactions to announcements of the Company's actual or expected results of operations for a particular quarter or annual period could be immediate and severe. For example, during the fourth quarter of fiscal 1997, the Company disclosed in its 10-Q, filed on February 12, 1997 for the third fiscal quarter, that it expected adverse financial results generally due to downward pricing pressures and a slowness in demand and order rates across the Company's entire product line. This disclosure resulted in a material decline in the price of the Company's stock. The Company expects that continued downward pricing pressures, competition and transitions to new products and technologies by the Company and/or others will also result in a loss from operations in one or more fiscal quarters in fiscal year 1998 thereby likely causing a drop in the price of the Company's stock at those times.

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

     The Company believes that the volatility of its business and of the market for stocks of high technology companies makes it inevitable that the Company's stock will continue to fluctuate substantially in price. In addition, most or all of the Company's officers and directors have, as part of their compensation packages, stock option arrangements with finite lives and which expire ninety days after the termination of employment. As a result, the Company expects that its directors, officers and other employees will from time to time exercise stock options and subsequently lawfully sell the stock thus acquired in the midst of continuing fluctuations in the price of the Company's stock. The Company believes that its stock price volatility and the occasional lawful sale of stock by its directors and officers will make it susceptible to meritless shareholder lawsuits in the future.

CHANNELS OF DISTRIBUTION

     The Company sells its products primarily through independent presentation specialists, personal computer dealers and distributors, and through private label arrangements. These presentation specialists, dealers and distributors ("resellers") may carry competing product lines and could reduce or discontinue sales of the Company's products at any time. These resellers may not devote the resources necessary to provide effective sales and marketing support to the Company. In addition, to the extent that private label customers do not purchase products as anticipated or switch to a different supplier on short notice, the Company may be holding customized inventories which are not salable to other customers and inventory write-downs may result. Any phase-out of sales to any private label customers, or any reduction in sales to presentation specialists, dealers and distributors, may have a material adverse effect.

     Shifts in pricing, end-user preferences or the entry of a major new competitor (see "Competition," above) may alter the relative importance of the channels of distribution discussed above or may create entirely new channels of distribution. For example, as market prices decline on the Company's products, it may become advantageous to promote and sell the products through new and alternative channels of distribution. The Company may incur significant costs in order to expand its presence in these new channels or to expand its presence in existing channels, which could have a material adverse effect on the Company's results of operations. Notwithstanding any investment to enter new channels or to expand existing distribution channels, such strategy may not be successful.

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

DEPENDENCE ON EXPORT SALES

     For fiscal 1995, 1996 and 1997, sales outside the United States and Canada represented approximately 38%, 39% and 38%, respectively, of the Company's total sales. Sales outside the United States are subject to the normal risks of international business activities, such as protective tariffs, export and import controls, transportation delays and interruptions, and changes in demand resulting from fluctuations in exchange rates. With respect to exchange rates, virtually all of the Company's products sold in international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less price competitive in foreign markets. Any increase in international sales may subject the Company to greater currency fluctuation risk than it has faced in the past.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item is included under the caption "Election of Directors" in the Company's Proxy Statement and is incorporated herein by reference. Information relating to the executive officers of the Company is included in Part I of this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Proxima Corporation and Independent Auditors' Report are included in a separate section of this Report beginning on page F-1:

                                  DESCRIPTION                               PAGE NO.
        ----------------------------------------------------------------  ------------
        Proxima Corporation and Subsidiaries:
          Consolidated Balance Sheets as of March 31, 1996 and 1997.....      F-1
          Consolidated Statements of Operations for the Years Ended
             March 31, 1995, 1996 and 1997..............................      F-2
          Consolidated Statements of Stockholders' Equity for the Years
             Ended March 31, 1995, 1996 and 1997........................      F-3
          Consolidated Statements of Cash Flows for the Years Ended
             March 31, 1995, 1996 and 1997..............................      F-4
          Notes to Consolidated Financial Statements....................  F-5 to F-14
          Independent Auditors' Report..................................      F-15

     (a)(2) FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of Proxima Corporation for the years ended March 31, 1995, 1996 and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Proxima Corporation:

                                    DESCRIPTION                              PAGE NO.
        -------------------------------------------------------------------  --------
        Independent Auditors' Report (included in Exhibit
          23.1 -- "Independent Auditors' Consent and Report on
          Schedule").......................................................      --
        Schedule II Valuation and Qualifying Accounts......................     S-1

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     (a)(3) EXHIBITS.

EXHIBIT
NUMBER                                         DESCRIPTION
-------   -------------------------------------------------------------------------------------
   3.1    Restated Certificate of Incorporation of Registrant*
   3.2    Bylaws of Registrant*
   4.1    Specimen stock certificate*
  10.1    Amended and Restated 1986 Stock Option Plan filed as an exhibit to Registrant's Form
          10-Q for the period ended September 29, 1996
  10.2    Amended and Restated 1996 Stock Plan filed as an exhibit to Registrant's Form 10-Q for the period ended September 29, 1996
  10.3    Form of Indemnification Agreement between the Registrant and its officers and directors*
  10.4    Credit Agreement dated November 3, 1995, between Registrant and Imperial Bank expiring July 31, 1997 filed as an exhibit to Registrant's Form 10-K for the year ended March 31, 1996
  10.5    Lease Agreement dated December 8, 1993 between Registrant and Canyon Ridge Associates filed as an exhibit to Registrant's Form 10-Q for the quarter ended December 26, 1993
  10.6    Lease Agreement dated August 1, 1993 between Registrant's wholly owned subsidiary,
          Transferencia Mexicana de Tijuana, S.A. de C.V., and Salvadore Lutteroth filed as an exhibit to Registrant's Form 10-Q for the quarter ended December 26, 1993
  11      Statement Re Computation of Earnings (Loss) Per Share
  22      Subsidiaries of Registrant
  23.1    Independent Auditors' Consent and Report on Schedule
  25      Power of Attorney (included on Signature Page)
  27      Financial Data Schedule (for EDGAR use only)

---------------
     * Incorporated by reference to the Company's Registration Statement No. 33-56064 on Form S-1 declared effective February 4, 1993.

     Company will furnish a copy of any exhibit requested on payment of a reasonable charge to cover the expenses of production.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PROXIMA CORPORATION

                                          By: /s/ KENNETH E. OLSON
                                            ------------------------------------
                                            Kenneth E. Olson,
                                            Interim President and CEO
June 20, 1997

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth E. Olson and Dennis A. Whittler, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                         CAPACITY IN WHICH SIGNED           DATE
---------------------------------------------   --------------------------------  --------------

            /s/ KENNETH E. OLSON                Interim President and CEO         June 20, 1997
---------------------------------------------     (Principal Executive Officer)
              Kenneth E. Olson                    and Chairman of the Board

           /s/ DENNIS A. WHITTLER               Vice President, Finance and       June 20, 1997
---------------------------------------------     Chief Financial Officer
             Dennis A. Whittler                   (Principal Financial and
                                                  Accounting Officer)

            /s/ PATRICK ARRINGTON               Director                          June 20, 1997
---------------------------------------------
              Patrick Arrington

           /s/ RICHARD E. BELLUZZO              Director                          June 20, 1997
---------------------------------------------
             Richard E. Belluzzo

            /s/ ROBERT W. JOHNSON               Director                          June 20, 1997
---------------------------------------------
              Robert W. Johnson

             /s/ JEFFREY M. NASH                Director                          June 20, 1997
---------------------------------------------
               Jeffrey M. Nash

             /s/ JOHN M. SEIBER                 Director                          June 20, 1997
---------------------------------------------
               John M. Seiber

                              PROXIMA CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                            AS OF MARCH 31,
                                                                         ---------------------
                                                                          1996          1997
                                                                         -------       -------
                                                                         (IN THOUSANDS EXCEPT
                                                                         PAR VALUE AND NUMBER
                                                                              OF SHARES)
                                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................................  $ 2,389       $ 5,556
  Short-term investments...............................................   19,032        12,455
  Accounts receivable, net (notes 2 and 4).............................   27,255        32,701
  Inventories (notes 2 and 4)..........................................   24,416        22,359
  Deferred income taxes, net (note 6)..................................    2,864         5,199
  Prepaid expenses and other...........................................      809           666
                                                                         -------       -------
  Total current assets.................................................   76,765        78,936
                                                                         -------       -------
PROPERTY, NET (NOTES 2 AND 4)..........................................    7,189         5,756
                                                                         -------       -------
OTHER ASSETS
  Investment in affiliate (note 3).....................................    4,485         1,201
  Deferred income taxes (note 6).......................................      874           714
  Patents..............................................................      497           378
  Other................................................................      448           293
                                                                         -------       -------
  Total other assets...................................................    6,304         2,586
                                                                         -------       -------
TOTAL..................................................................  $90,258       $87,278
                                                                         =======       =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.....................................................  $ 9,469       $12,957
  Accrued expenses (note 2)............................................    5,555         8,683
  Income taxes payable (note 6)........................................    2,064           348
                                                                         -------       -------
  Total current liabilities............................................   17,088        21,988
                                                                         -------       -------
COMMITMENTS AND CONTINGENCIES (NOTES 3, 4, 7, 8 AND 9)
STOCKHOLDERS' EQUITY (NOTE 5)
  Preferred stock, authorized -- 5,000,000 shares, par value $.001, no
     shares issued or outstanding......................................       --            --
  Common stock, authorized -- 40,000,000 shares, par value $.001, issued and outstanding -- 7,120,000 shares and 7,418,000 shares,
     respectively......................................................        7             7
  Paid-in capital......................................................   39,399        41,857
  Treasury stock -- 225,000 shares and 281,000 shares held,
     respectively......................................................   (1,750)       (2,548)
  Retained earnings....................................................   35,514        25,974
                                                                         -------       -------
  Total stockholders' equity...........................................   73,170        65,290
                                                                         -------       -------
TOTAL..................................................................  $90,258       $87,278
                                                                         =======       =======

                See notes to consolidated financial statements.

                              PROXIMA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED MARCH 31,
                                                             ----------------------------------
                                                               1995         1996         1997
                                                             --------     --------     --------
                                                               (IN THOUSANDS EXCEPT PER SHARE
                                                                           DATA)
SALES....................................................    $135,750     $159,797     $154,665
COST OF SALES............................................      79,813      101,459      119,350
                                                             --------     --------     --------
  Gross profit...........................................      55,937       58,338       35,315
                                                             --------     --------     --------
OPERATING EXPENSES
  Selling and marketing..................................      19,163       21,838       24,554
  Research and development...............................       8,782       12,852       15,080
  General and administrative.............................       7,291        7,129        7,487
  Restructuring charge (note 9)..........................          --           --        1,528
                                                             --------     --------     --------
  Total operating expenses...............................      35,236       41,819       48,649
                                                             --------     --------     --------
INCOME (LOSS) FROM OPERATIONS............................      20,701       16,519      (13,334)
                                                             --------     --------     --------
OTHER INCOME (EXPENSE)
  Interest and other income..............................         610          927        1,141
  Equity in loss of affiliate (note 3)...................        (504)      (1,052)        (185)
  Gain on sale of subsidiary's assets (note 8)...........          --           --        2,779
  Writedown of investment in affiliate (note 3)..........          --           --       (3,905)
                                                             --------     --------     --------
  Total other income (expense)...........................         106         (125)        (170)
                                                             --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAXES........................      20,807       16,394      (13,504)
PROVISION (BENEFIT) FOR INCOME TAXES (NOTE 6)............       7,698        6,704       (3,964)
                                                             --------     --------     --------
NET INCOME (LOSS)........................................    $ 13,109     $  9,690     $ (9,540)
                                                             ========     ========     ========
EARNINGS (LOSS) PER SHARE DATA (NOTE 1)
  Earnings (loss) per share..............................       $1.91        $1.37       $(1.36)
                                                                =====        =====       ======
  Weighted average common and common equivalent shares...       6,847        7,069        7,036
                                                                =====        =====        =====

                See notes to consolidated financial statements.

                              PROXIMA CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              COMMON STOCK                TREASURY STOCK               RECEIVABLE
                             ---------------   PAID-IN   ----------------   RETAINED      FROM
                             SHARES   AMOUNT   CAPITAL   SHARES   AMOUNT    EARNINGS   STOCKHOLDER    TOTAL
                             ------   ------   -------   ------   -------   --------   -----------   -------
                                                             (IN THOUSANDS)
BALANCE,
  APRIL 1, 1994............  6,121     $  6    $30,876    (225)   $(1,750)  $ 12,581      $(120)     $41,593
  Issuance of common
     stock.................    433        1      2,367      --         --         --         --        2,368
  Tax benefit from stock
     option exercises (note
     6)....................     --       --      2,099      --         --         --         --        2,099
  Collection of note
     receivable............     --       --         --      --         --         --        120          120
  Net income...............     --       --         --      --         --     13,109         --       13,109
                             -----      ---    -------    ----    -------    -------      -----      -------
BALANCE,
  MARCH 31, 1995...........  6,554        7     35,342    (225)    (1,750)    25,690         --       59,289
  Issuance of common
     stock.................    300       --      2,034      --         --         --         --        2,034
  Tax benefit from stock
     option exercises (note
     6)....................     --       --      1,988      --         --         --         --        1,988
  Acquisition of Mind
     Path..................    266       --         35      --         --        134         --          169
  Net Income...............     --       --         --      --         --      9,690         --        9,690
                             -----      ---    -------    ----    -------    -------      -----      -------
BALANCE,
  MARCH 31, 1996...........  7,120        7     39,399    (225)    (1,750)    35,514         --       73,170
  Issuance of common
     stock.................    298       --      2,007      --         --         --         --        2,007
  Purchase of treasury
     stock (note 5)........     --       --         --     (56)      (798)        --         --         (798)
  Tax benefit from stock
     option exercises (note
     6)....................     --       --        451      --         --         --         --          451
  Net Loss.................     --       --         --      --         --     (9,540)        --       (9,540)
                             -----      ---    -------    ----    -------    -------      -----      -------
BALANCE,
  MARCH 31, 1997...........  7,418     $  7    $41,857    (281)   $(2,548)  $ 25,974      $  --      $65,290
                             =====      ===    =======    ====    =======    =======      =====      =======

                See notes to consolidated financial statements.

                              PROXIMA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED MARCH 31,
                                                                  -----------------------------
                                                                    1995       1996      1997
                                                                  --------   --------   -------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).............................................  $ 13,109   $  9,690   $(9,540)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization..............................     2,017      2,716     4,745
     Provision (recovery) for allowance for doubtful accounts...       453        563       (17)
     Benefit from deferred income taxes.........................    (1,141)      (800)   (2,175)
     Tax benefit from stock option exercises....................     2,099      1,988       451
     Gain on sale of subsidiary's assets........................        --         --    (2,779)
     Write-down of investment in affiliate......................        --         --     3,905
     Changes in assets and liabilities, net of effects from sale of subsidiary's assets:
       Accounts receivable......................................   (14,083)    (1,067)   (7,550)
       Income taxes payable.....................................    (1,200)     1,816    (1,716)
       Inventories..............................................    (5,944)    (2,533)       60
       Prepaid expenses and other assets........................    (1,700)     1,516       (75)
       Accounts payable and accrued expenses....................     9,777     (3,266)    7,202
                                                                  --------   --------   -------
          Net cash provided by (used for) operating
            activities..........................................     3,387     10,623    (7,489)
                                                                  --------   --------   -------
INVESTING ACTIVITIES
  Proceeds from sale of subsidiary's assets.....................        --         --     7,259
  Acquisition of property.......................................    (2,487)    (5,005)   (3,531)
  Short-term investments........................................    (3,084)    (6,639)    6,577
  Investment in affiliate.......................................    (1,749)    (1,981)     (826)
  Other.........................................................        81         53       (32)
                                                                  --------   --------   -------
          Net cash provided by (used for) investing
            activities..........................................    (7,239)   (13,572)    9,447
                                                                  --------   --------   -------
FINANCING ACTIVITIES
  Sale of common stock, net of issuance costs...................     2,368      2,034     2,007
  Purchase of treasury stock....................................        --         --      (798)
  Collection of note receivable from stockholder................       120         --        --
                                                                  --------   --------   -------
          Net cash provided by financing activities.............     2,488      2,034     1,209
                                                                  --------   --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (1,364)      (915)    3,167
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................     4,668      3,304     2,389
                                                                  --------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................  $  3,304   $  2,389   $ 5,556
                                                                  ========   ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Income taxes paid (refunded)..........................  $  9,550   $  2,337   $  (471)

                See notes to consolidated financial statements.

                              PROXIMA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY -- Proxima Corporation and its subsidiaries (collectively, the "Company") are in the business of designing, developing, manufacturing and marketing specialized computer support products. Its product lines include Liquid Crystal Display (LCD) projection products. The Company's projection products are used in business, education and government to improve the efficiency and productivity of workgroups and presentations.

     The Company markets its products primarily through presentation specialists, personal computer dealers and distributors and private label arrangements. Export sales (excluding Canada), primarily to Europe, accounted for 38%, 39% and 38% of product sales for fiscal 1995, 1996 and 1997, respectively. Of the Company's sales, the two largest customers accounted for 11% and 6% in fiscal 1995, 13% and 11% in fiscal 1996, and 12% and 9% in fiscal 1997.

     PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Proxima Corporation and its wholly-owned subsidiaries, Newpoint Corporation, Mind Path Technologies, Inc., Transferencia Mexicana de Tijuana, S.A. de C.V. (a Mexican corporation) and Computer Accessories Corporation International (a foreign sales corporation). The Company acquired Mind Path Technologies on November 22, 1995, in exchange for 266,000 shares of the Company's common stock and options to acquire an additional 34,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests. All significant intercompany balances have been eliminated in consolidation. On June 28, 1996, the Company sold the assets of its Newpoint Corporation power protection business (see note 8).

     ACCOUNTING ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     BASIS OF FINANCIAL STATEMENT PRESENTATION -- For ease of presentation, the Company has indicated its fiscal year as ending on March 31, whereas the Company operates and reports on a 52-53 week fiscal year ending on the Sunday closest to March 31. Each of the three fiscal years presented herein included 52 weeks.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The Company has not experienced any significant losses on its cash accounts.

     SHORT-TERM INVESTMENTS -- Short-term investments are investments with original maturities greater than three months and less than one year. At March 31, 1996 and 1997, short-term investments consisted entirely of U.S. government securities considered to be held to maturity and are recorded at their unamortized cost, which approximates market value.

     INVENTORIES -- Inventories are valued at the lower of cost (first-in, first-out) or market.

     PROPERTY -- Property is stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets (generally 2-5 years). In March 1997, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviewed the recoverability of certain of its fixed assets in response to changing business conditions. An impairment loss of $770,000 was recognized in fiscal 1997 in the accompanying Consolidated Statements of Operations as part of the "Restructuring Charge" (see note 9).

     The impairment loss related primarily to tooling and was calculated using estimates based on prices of similar assets.

                              PROXIMA CORPORATION

     WARRANTIES -- The Company provides warranties on its products for up to two years. Warranty expense and warranty reserves are estimated based on historical warranty costs. Actual warranty costs are charged against warranty reserves as they are incurred.

     PRICE PROTECTION -- The Company provides price protection to its dealers and distributors such that, if the Company reduces the price of its products, dealers and distributors are entitled to a credit for the difference between the new, reduced price and the price they previously paid for products which are held in their inventory at the time of the price reduction and were purchased within the preceding 30 days. Price protection expense and accrued price protection liabilities are recognized when management formally approves price reductions. Price protection is estimated based on the size of the price reduction and the amount of eligible inventory reported by customers. Actual price protection costs are charged against accrued price protection as they are incurred.

     PATENTS -- Legal costs incurred in connection with applications for patents are capitalized. Amortization of the costs commences immediately over the shorter of the expected product lives or the useful lives of the pending patents. For patent applications that are not approved, accumulated unamortized costs are charged to expense.

     REVENUE RECOGNITION -- Revenue from product sales is generally recognized at the time of shipment.

     EARNINGS (LOSS) PER SHARE -- Earnings (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. Stock options are considered to be common stock equivalents (note 5). Primary earnings per share is not significantly different from fully diluted earnings per share for fiscal years 1995 and 1996. For fiscal year 1997, for which the inclusion of common stock equivalents would be antidilutive, loss per share is calculated using the weighted average number of common shares outstanding.

     In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share"
(EPS). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by common stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution created by common stock equivalents and is calculated in the same manner as fully diluted EPS illustrated in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB No. 15).

     The Company will be required to adopt the new method of reporting EPS for the year ending March 31, 1998. The Company's EPS as reflected in this document includes Primary EPS for fiscal years 1995, 1996 and 1997 under the rules of APB No. 15, and the use of common stock equivalents only when they are dilutive.

                              PROXIMA CORPORATION

     Based on the Company's capital structure, the anticipated results of implementing SFAS No. 128 would reflect Basic EPS as materially different from the results of computing Primary EPS under the current method. The pro forma effects of adopting SFAS No. 128 are as follows:

                                                              YEARS ENDED MARCH 31,
                                                     ----------------------------------------
                                                        1995           1996           1997
                                                     -----------    -----------    ----------
    Basic EPS
      Weighted average number of common shares.....    6,100,000      6,541,000     7,036,000
                                                      ==========     ==========    ==========
      Earnings (loss) per share....................  $      2.15    $      1.48    $    (1.36)
                                                      ==========     ==========    ==========
    Diluted EPS
      Weighted average number of common shares.....    6,847,000      7,069,000     7,036,000
                                                      ==========     ==========    ==========
      Earnings (loss) per share....................  $      1.91    $      1.37    $    (1.36)
                                                      ==========     ==========    ==========

     CONCENTRATION OF CREDIT RISK -- The Company invests its excess cash in money market accounts and short-term investments. The Company has not experienced any losses on its cash accounts or short-term investments. The Company sells its product to customers primarily in the United States and Europe. The Company maintains a reserve for potential credit losses and such losses are minimal.

2.  BALANCE SHEET DETAILS

                                                                           MARCH 31,
                                                                      --------------------
                                                                       1996         1997
                                                                      -------     --------
                                                                         (IN THOUSANDS)
    ACCOUNTS RECEIVABLE:
      Accounts receivable-trade.....................................  $29,789     $ 35,328
      Less allowances...............................................   (2,534)      (2,627)
                                                                      -------     --------
              Total.................................................  $27,255     $ 32,701
                                                                      =======     ========
    INVENTORIES:
      Raw materials.................................................  $ 3,974     $  5,515
      Work-in-process...............................................   10,887        9,501
      Finished goods................................................    9,555        7,343
                                                                      -------     --------
              Total.................................................  $24,416     $ 22,359
                                                                      =======     ========
    PROPERTY:
      Machinery and equipment.......................................  $ 8,274     $  9,423
      Office furniture and equipment................................    6,759        7,351
      Leasehold improvements........................................    1,421        1,363
                                                                      -------     --------
                                                                       16,454       18,137
      Less accumulated depreciation and amortization................   (9,265)     (12,381)
                                                                      -------     --------
              Total.................................................  $ 7,189     $  5,756
                                                                      =======     ========

                              PROXIMA CORPORATION

                                                                             MARCH 31,
                                                                         -----------------
                                                                          1996       1997
                                                                         ------     ------
                                                                          (IN THOUSANDS)
    ACCRUED EXPENSES:
      Compensation.....................................................  $1,205     $2,008
      Vacation pay.....................................................     561        447
      Warranty.........................................................   1,123      1,283
      Rebates..........................................................   1,134        484
      Co-operative advertising.........................................     347        836
      Duty liability...................................................      71        615
      Restructuring (note 9)...........................................      --      1,528
      Price protection.................................................      --        616
      Other............................................................   1,114        866
                                                                         ------     ------
              Total....................................................  $5,555     $8,683
                                                                         ======     ======

3.  INVESTMENT IN AFFILIATE

     In May 1993 the Company purchased 125,000 shares of Laser Power Corporation
(LPC) common stock for $255,000 and has purchased, through March 31, 1997, 1,611,000 shares of LPC's Series A Preferred Stock for $6,444,000 for a total investment of $6,669,000. In June 1997, the Company converted its 1,611,000 shares of LPC Series A Preferred Stock and 125,000 shares of LPC common stock to a total of 1,277,000 shares of LPC common stock upon completion of LPC's initial public offering and reverse stock split. The Company has also entered into agreements providing for technology licenses between the Company and LPC and the cooperative development of new technologies.

     At March 31, 1997, the Company owned approximately 28% of the outstanding voting stock of LPC. The Company accounts for its investment using the equity method. The Company's fiscal 1997 share of the net losses of LPC of $185,000 is reflected in the accompanying Consolidated Statements of Operations. This item includes approximately $10,000 for the Company's share of the net income of LPC, offset by approximately $195,000 for the amortization of the excess of the cost of the investment over the underlying equity in net assets of LPC.

     The Company recorded a write-down of $3,905,000 of its investment in LPC during the quarter ended June 30, 1996. The remaining investment balance of $1,201,000 shown on the accompanying Balance Sheet as of March 31, 1997 reflects the Company's equity in the net assets of LPC. The write-down and balance of the Company's investment in LPC is the result of an analysis of discounted and undiscounted estimated cash flows from the investment. The Company deemed it necessary to review its investment in LPC because of information obtained upon the completion of the first engineering model of a microlaser projector in July 1996. On the basis of that information, the Company now believes that microlaser technology will initially be suited for the higher-cost specialty projector market, which offers lower unit volumes than originally contemplated. The Company will continue to recognize its share of the net income (loss) of LPC under the equity method.

     The Company has entered into an equipment line of credit agreement with LPC to provide up to $500,000 to LPC for the acquisition of equipment for projector development. The line of credit carries interest at 1.5% over the prime rate for a term of 48 months. The line of credit is secured by the equipment acquired and is guaranteed by a principal of LPC. At March 31, 1997, the total amount borrowed pursuant to the line of credit was $208,000.

                              PROXIMA CORPORATION

4.  LINES OF CREDIT

     At March 31, 1997, the Company had available with a bank a credit arrangement providing for revolving and non-revolving lines of credit. The agreement expires on July 31, 1997. The credit arrangement contains standard covenants, requires the Company to meet various financial ratios including, among others, a quick ratio of not less than 1.75 to 1 and debt to tangible net worth of less than .55 to 1, and prohibits the payment of cash dividends without prior bank approval as long as amounts are outstanding under such arrangement. There were no borrowings outstanding at March 31, 1997.

     REVOLVING LINE -- The revolving line of credit is for $13,000,000. Any borrowings under the line bear interest at the bank's prime interest rate (8.5% at March 31, 1997) and are collateralized by accounts receivable, inventories, and equipment.

     NON-REVOLVING FIXED ASSET LINE -- Up to $3,000,000 of the $13,000,000 line of credit may be used as a non-revolving line available for the purchase of fixed assets. Any borrowings under the line bear interest at .5% over the bank's prime interest rate and are collateralized by the related equipment. Under the agreement, each advance would be converted to a term loan and amortized on a 48-month basis plus interest.

5.  STOCKHOLDERS' EQUITY

     TREASURY STOCK -- On November 17, 1993, the Board of Directors authorized the Company to repurchase up to $3,000,000 of its issued and outstanding common stock on the open market. Through March 31, 1997, the Company had repurchased, or received in connection with the exercise of stock options, a total of 281,000 shares for $2,548,000 at an average price of $9.07 per share. The shares are shown as Treasury Stock in the accompanying Consolidated Balance Sheets. The Company has no present plans to retire the treasury shares.

     STOCK PLANS -- The Company had a Stock Option Plan, amended and restated in March 1993 and terminated in February 1996, which provided for incentive and non-qualified options to purchase up to 2,127,500 shares of common stock to be granted to certain key employees, directors and other individuals to purchase shares of the Company's common stock. Incentive stock options were granted at prices not less than the fair market value at the date of grant, and generally became exercisable in various increments over four or five years. Non-qualified stock options and options granted to individuals possessing 10% or more of the total combined voting power of all classes of stock were to be granted at prices not less than 85% and 110%, respectively, of the fair market value. Options issued under the plan generally expire seven years after the date of grant. The Plan also provided for the automatic grant of options to purchase 5,000 shares of the Company's common stock to non-employee directors at a date approximating the release of its annual results of operations.

     In August 1996, the shareholders approved a new Stock Plan providing for incentive and non-qualified options to purchase up to 500,000 shares of the Company's common stock. The plan also provides for additional options, equal to the number of options granted under the terminated 1986 Stock Option Plan that expire unexercised, not to exceed an additional 500,000 options. The terms of the plan are substantially similar to the terms of the terminated Stock Option Plan described above. In addition, the new Stock Plan authorizes the issuance of stock purchase rights. To date, no stock purchase rights have been issued under the plan.

     In August and September of 1996, the Company modified the terms of certain of its outstanding options held by employees and officers of the Company. Approximately 509,000 options were re-priced to the current market value of the Company's common stock at the time of the re-pricing, which ranged from $11.50 to $12.00 per share. The vesting periods of the modified options were adjusted, and the vesting dates were modified to the date of modification. Subsequent to the end of fiscal 1997, the Company has offered option re-pricing on similar terms on all outstanding employee and officer options. The re-pricing is effective April 24, 1997, at an exercise price of $5.19.

                              PROXIMA CORPORATION

     The following summarizes transactions in the plans:

                                                                             OPTIONS OUTSTANDING
                                                                             --------------------
                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                         OPTIONS AVAILABLE   NUMBER OF   EXERCISE
                                                             FOR GRANT        SHARES      PRICE
                                                         -----------------   ---------   --------
    Outstanding at April 1, 1994.......................         96,000       1,206,000    $ 6.42
      Authorized.......................................        600,000              --
      Granted..........................................       (344,000)        344,000    $20.84
      Exercised........................................             --        (420,000)   $ 5.21
      Cancelled........................................         46,000         (46,000)   $ 8.90
                                                              --------       ---------
    Outstanding at March 31, 1995......................        398,000       1,084,000    $11.37
      Authorized.......................................         47,000              --
      Granted..........................................       (517,000)        517,000    $18.89
      Exercised........................................             --        (285,000)   $ 6.24
      Cancelled........................................         72,000         (72,000)   $22.09
                                                              --------       ---------
    Outstanding at March 31, 1996......................             --       1,244,000    $15.04
      Authorized.......................................        500,000              --
      Granted..........................................       (337,000)        337,000    $10.39
      Exercised........................................             --        (290,000)   $ 6.58
      Cancelled........................................        560,000        (560,000)   $13.29
                                                              --------       ---------
    Outstanding at March 31, 1997......................        723,000         731,000    $10.95
                                                              ========       =========
    Exercisable at March 31, 1997......................                        157,000    $ 9.97
                                                                             =========

     The following table summarizes information concerning currently outstanding and exercisable options:

                                                  OPTIONS OUTSTANDING
                                         --------------------------------------    OPTIONS EXERCISABLE
                                                         WEIGHTED                 ----------------------
                                                          AVERAGE      WEIGHTED                 WEIGHTED
                                                         REMAINING     AVERAGE                  AVERAGE
                 RANGE OF                  NUMBER       CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
              EXERCISE PRICES            OUTSTANDING   LIFE IN YEARS    PRICE     EXERCISABLE    PRICE
    -----------------------------------  -----------   -------------   --------   -----------   --------
    $ 0.19.............................     26,000          n/a*        $ 0.19       26,000      $ 0.19
    $ 4.50 -- $ 5.25...................     18,000          0.94        $ 4.68       18,000      $ 4.68
    $ 6.00 -- $ 7.63...................     99,000          5.79        $ 7.30       25,000      $ 6.47
    $ 9.13 -- $11.50...................    391,000          5.99        $10.74       54,000      $ 9.74
    $11.75 -- $17.44...................    167,000          6.35        $12.35       15,000      $14.08
    $27.94 -- $36.88...................     30,000          7.97        $30.92       19,000      $31.09
                                           -------                                  -------
                                           731,000                                  157,000
                                           =======                                  =======

---------------
* These options have no expiration date.

     EMPLOYEE STOCK PURCHASE PLAN -- In March 1993 the Board of Directors approved, and the stockholders subsequently ratified, an Employee Stock Purchase Plan (ESPP) covering 100,000 shares of the Company's common stock. Under the ESPP, employees are eligible to participate after 90 days of employment. However, no employee who would directly or indirectly own 5% or more of the Company's voting stock is eligible, and no employee's combined purchase rights in all ESPPs may exceed $25,000 per year. A new offering period under the ESPP will commence on the first trading day on or after April 1 and October 1 each year. Under the

                              PROXIMA CORPORATION

ESPP, employees can apply from 1% to 10% of their gross earnings toward the purchase of the Company's common stock. The purchase will occur on the exercise date, which is the final day of the offering period. The purchase price is equal to the lesser of the fair market value of the common stock on the first and last day of the offering period. The ESPP is administered by the Board of Directors and terminates in March 2003. During fiscal years 1995, 1996 and 1997, respectively, the Company sold approximately 13,000, 14,000 and 8,000 shares of its common stock to employees at an average price of $14.98, $17.19 and $11.63 per share.

     ACCOUNTING FOR STOCK-BASED COMPENSATION -- The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. The Company has opted under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" to disclose its stock-based compensation with no financial effect. The pro forma effects of applying SFAS No. 123 in this initial phase-in period are not necessarily representative of the effects on reported net income or loss for future years. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                                    YEARS ENDED MARCH
                                                                           31,
                                                                   -------------------
                                                                    1996        1997
                                                                   ------     --------
                                                                     (IN THOUSANDS,
                                                                    EXCEPT PER SHARE
                                                                        AMOUNTS)
        Net income (loss)
          As reported............................................  $9,690     $ (9,540)
          Pro forma..............................................   8,790      (10,407)
        Net income (loss) per share
          As reported............................................  $ 1.37     $  (1.36)
          Pro forma..............................................    1.24        (1.48)

     The weighted average fair value of the options granted during fiscal years 1996 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values and weighted average assumptions used in calculating the fair values were as follows:

                                                                    YEARS ENDED MARCH
                                                                           31,
                                                                    ------------------
                                                                     1996        1997
                                                                    ------       -----
        Fair value of options granted.............................  $13.02       $6.82
        Risk-free interest rate...................................     5.6%        6.4%
        Expected life (years).....................................     5.9         5.0
        Expected volatility.......................................      65%         66%
        Expected dividends........................................      --          --

     COMMON SHARES RESERVED -- As of March 31, 1997, the Company had reserved the following number of shares of common stock for issuance:

        Issuance under stock option plan.................................    731,000
        Issuance under employee stock purchase plan......................     53,000
                                                                             -------
             Total.......................................................    784,000
                                                                             =======

                              PROXIMA CORPORATION

6.  INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                             YEARS ENDED MARCH 31,
                                                         ------------------------------
                                                          1995        1996       1997
                                                         -------     ------     -------
                                                                 (IN THOUSANDS)
        Current:
          Federal......................................  $ 7,216     $6,069     $(1,224)
          State........................................    1,613      1,531        (565)
                                                         -------     ------     -------
             Total.....................................    8,829      7,600      (1,789)
                                                         -------     ------     -------
        Deferred:
          Federal......................................     (998)      (733)     (1,722)
          State........................................     (133)      (163)       (453)
                                                         -------     ------     -------
             Total.....................................   (1,131)      (896)     (2,175)
                                                         -------     ------     -------
        Provision for income taxes.....................  $ 7,698     $6,704     $(3,964)
                                                         =======     ======     =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

                                                                    MARCH 31,
                                                           ----------------------------
                                                            1995       1996       1997
                                                           ------     ------     ------
                                                                  (IN THOUSANDS)
        State income taxes...............................  $  471     $  331     $ (132)
        Vacation reserve.................................     134        201        150
        Accounts receivable allowances...................     822      1,206      1,010
        Inventory obsolescence...........................     589        762      3,677
        Other............................................     289        364        494
                                                           ------     ------     ------
          Deferred tax assets -- current.................  $2,305     $2,864     $5,199
                                                           ======     ======     ======
        Book depreciation in excess of tax...............  $  633     $  874     $  714
                                                           ------     ------     ------
          Deferred tax assets -- long-term...............  $  633     $  874     $  714
                                                           ======     ======     ======

     The Company has not provided a valuation allowance against deferred tax assets recorded as of March 31, 1997. Management believes that the realization of these deferred tax assets is more likely than not. The Company has not recognized a tax benefit or deferred tax asset relating to the Equity in Loss of Laser Power Corporation (note 3).

                              PROXIMA CORPORATION

     The reconciliation of the provision for income taxes computed at the Federal statutory rate (35.0% in fiscal 1995, 34.4% in fiscal 1996, and 34.0% in fiscal 1997) to the recorded provision for income taxes is as follows:

                                                                 YEARS ENDED MARCH 31,
                                                                -----------------------
                                                                1995     1996     1997
                                                                ----     ----     -----
        Provision (benefit) at statutory rate.................  35.0%    34.4%    (34.0)%
        Equity in loss of affiliate...........................    --       --      10.3
        State income taxes, net of Federal benefit............   5.4      6.3      (3.6)
        Benefit of foreign sales corporation, net of tax......  (0.3)    (0.7)       --
        Tax credits...........................................  (2.5)    (1.0)     (3.9)
        Other.................................................  (0.6)     1.9       1.8
                                                                ----     ----     -----
        Provision (benefit) for income taxes..................  37.0%    40.9%    (29.4)%
                                                                ====     ====     =====

     Certain employee stock option transactions result in state and federal income tax benefits to the Company related to the difference between the market price at the date of exercise and the option price. Income tax benefits of $2,099,000, $1,988,000 and $451,000 were credited to additional paid-in capital in fiscal years 1995, 1996 and 1997, respectively.

7.  COMMITMENTS AND CONTINGENCIES

     SECURITIES LITIGATION -- The Company has been named as a defendant in three putative class action lawsuits filed in the U.S. District Court for the Southern District of California on August 16, and on August 15 and August 27, 1996 in the California Superior Court for San Diego County. Certain current and former executive officers and directors of the Company are also named as defendants. In two of the cases, the plaintiffs purport to represent a class of all persons who purchased the Company's common stock between July 26, 1994 and August 17, 1995. In the other case, the plaintiffs purport to represent a class of all persons who purchased the Company's common stock between October 21, 1995 and June 24, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the class periods, and seek unspecified monetary damages.

     The Company maintains directors' and officers' insurance primarily to provide coverage for the type of lawsuits described above. The Company and its insurance carrier, Evanston Insurance Company ("Evanston"), have been involved in a dispute over such coverage. On June 11, 1997, Evanston filed an action for declaratory relief and breach of contract in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers and directors, alleging that any insurance claims arising from the foregoing putative class action lawsuits would not be covered. The Company and the individual defendants have not been served with the complaint.

     The outcome of the lawsuits cannot be determined. However, management believes that the suits are without merit and intends to defend them vigorously. No amounts have been recorded in the financial statements for any losses which may result from these lawsuits.

     EMPLOYEE SAVINGS PLAN -- The Company has a 401(k) plan. The plan allows participating employees to deposit into savings 1% to 18% of their salary, subject to annual limits. The Company matches 60% of the employee deposits up to a maximum of 5% of the employee's salary. The Board, at its sole discretion, may approve additional Company contributions. No such additional contributions had been made as of March 31, 1997. Expense related to the plan for fiscal years 1995, 1996 and 1997 was approximately $320,000, $355,000 and $591,000 respectively.

                              PROXIMA CORPORATION

     OPERATING LEASES -- The Company leases its facilities under non-cancelable operating leases. Certain of the leases are subject to scheduled rent increases. The leases expire through March 1999 and provide for renewal options of up to 5 years. Rent expense for fiscal years 1995, 1996 and 1997 was approximately $973,000, $1,002,000 and $972,000, respectively. Future minimum rental payments required under the operating leases as of March 31, 1997 are $675,000 in fiscal 1998 and $730,000 in fiscal 1999.

8.  SALE OF SUBSIDIARY'S ASSETS

     SALE OF POWER PROTECTION BUSINESS -- On June 28, 1996, the Company sold the assets of its Newpoint Corporation power protection business. The power protection business accounted for less than 10% of the Company's sales, and an insignificant percentage of the Company's net income during fiscal 1997. The Company received approximately $7.3 million in cash in exchange for the net assets of Newpoint Corporation, which had a book value of approximately $3.7 million. The Company has recognized a gain on the sale of approximately $2.8 million during fiscal 1997. The selling agreement provides for potential adjustments to the sales price based on such factors as collectability of receivables and inventory obsolescence for up to one year after the date of the agreement. The Company has established reserves that it considers sufficient to cover any such adjustment.

9.  RESTRUCTURING CHARGE

In March 1997, the Company recorded a restructuring charge of $1,528,000 to recognize the expected costs of reorganizing the Company's manufacturing activities. By the end of fiscal 1998, the Company expects to relocate all manufacturing activities conducted at its Tijuana, Mexico, facilities to its San Diego facilities and may outsource certain activities. The restructuring charge primarily included a $770,000 write-down of fixed assets, consisting mostly of tooling which supported the manufacture of VGA projectors, and $484,000 of severance costs. The restructuring was a result of rapid changes in the marketplace in which the Company operates. In particular, demand has shifted from VGA projectors to higher resolution SVGA and XGA projectors. In addition, the Company expects to require less manufacturing capacity than it currently has available due to its increasing reliance on sourced products.

                              PROXIMA CORPORATION

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of Proxima Corporation:

     We have audited the accompanying consolidated balance sheets of Proxima Corporation and its subsidiaries (collectively, "the Company") as of March 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

     As discussed in note 7 to the consolidated financial statements, the Company is a defendant in three stockholder class action lawsuits and a related lawsuit with its insurance carrier. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any loss that may result from the resolution of these matters has been made in the accompanying consolidated financial statements.

Deloitte & Touche LLP
San Diego, California
June 11, 1997

                                                                     SCHEDULE II

                              PROXIMA CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                   YEAR ENDED MARCH 31,
                                                         ----------------------------------------
                                                            1995           1996           1997
                                                         ----------     ----------     ----------
Allowance for doubtful accounts and returns -- trade
  receivables:
  Balance at beginning of period.......................  $  862,000     $1,853,000     $2,534,000
  Charges to cost and expenses.........................   1,174,000        776,000        134,000
  Recoveries (write-offs) -- net.......................    (183,000)       (95,000)       (41,000)
                                                         ----------     ----------     ----------
  Balance at end of period.............................  $1,853,000     $2,534,000     $2,627,000
                                                         ==========     ==========     ==========

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION                                   PAGE NO
-------   ----------------------------------------------------------------------------  --------
   3.1    Restated Certificate of Incorporation of Registrant.........................      *
   3.2    Bylaws of Registrant........................................................      *
   4.1    Specimen stock certificate..................................................      *
  10.1    Amended and Restated 1986 Stock Option Plan filed as an exhibit to
          Registrant's Form 10-Q for the period ended September 29, 1996..............
  10.2    Amended and Restated 1996 Stock Plan filed as an exhibit to Registrant's
          Form 10-Q for the period ended September 29, 1996...........................
  10.3    Form of Indemnification Agreement between the Registrant and its officers         *
          and directors...............................................................
  10.4    Credit Agreement dated November 3, 1995, between Registrant and Imperial
          Bank expiring July 31, 1997 filed as an exhibit to Registrant's Form 10-K for the year ended March 31, 1996...........................................
  10.5    Lease Agreement dated December 8, 1993 between Registrant and Canyon Ridge
          Associates filed as an exhibit to Registrant's Form 10-Q for the quarter ended December 26, 1993.....................................................
  10.6    Lease Agreement dated August 1, 1993 between Registrant's wholly owned subsidiary, Transferencia Mexicana de Tijuana, S.A. de C.V., and Salvadore
          Lutteroth filed as an exhibit to Registrant's Form 10-Q for the quarter ended December 26, 1993.....................................................
  11      Statement Re Computation of Earnings (Loss) Per Share.......................     42
  22      Subsidiaries of Registrant..................................................     43
  23.1    Independent Auditors' Consent and Report on Schedule........................     44
  25      Power of Attorney (included on Signature Page)
  27      Financial Data Schedule (for EDGAR use only)................................     45

---------------

* Incorporated by reference to the Company's Registration Statement No. 33-56064 on Form S-1, declared effective February 4, 1993.