Form 10-Q
period 1997-06-29
PROXIMA CORP
filed 1997-08-13
CIK 895416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29,1997

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

                         -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value per share, 7,433,589 shares as of July 23, 1997.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               PROXIMA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          ---------      ---------
                                                                           June 30,      March 31,
                                                                             1997           1997
                                                                          ---------      ---------
                                                                         (unaudited)
ASSETS
       CURRENT ASSETS
               Cash and cash equivalents                                  $   9,642      $   5,556
               Short-term investments                                        14,392         12,455
               Accounts receivable, net                                      25,859         32,701
               Inventories (note 2)                                          18,648         22,359
               Deferred income taxes                                          5,254          5,199
               Income taxes receivable                                          945           --
               Prepaid expenses and other                                       410            666
                                                                          ---------      ---------
                     Total current assets                                    75,150         78,936
                                                                          ---------      ---------

       PROPERTY                                                               4,860          5,756
                                                                          ---------      ---------

       OTHER ASSETS
               Investment in affiliate (note 3)                               1,262          1,201
               Deferred income taxes                                            744            714
               Patents                                                          358            378
               Other                                                            246            293
                                                                          ---------      ---------
                     Total other assets                                       2,610          2,586
                                                                          ---------      ---------

       TOTAL                                                              $  82,620      $  87,278
                                                                          =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES
               Accounts payable                                           $  12,167      $  12,957
               Accrued expenses                                               6,771          8,683
               Income taxes payable                                            --              348
                                                                          ---------      ---------
                     Total current liabilities                               18,938         21,988
                                                                          ---------      ---------

       COMMITMENTS AND CONTINGENCIES (NOTE 4)

       STOCKHOLDERS' EQUITY
               Preferred stock, authorized--5,000,000 shares,
                     par value $.001, no shares issued or outstanding          --             --
               Common stock, authorized--40,000,000 shares,
                     par value $.001, issued and outstanding--
                     7,434,000 and 7,418,000 shares, respectively                 7              7
               Paid-in capital                                               41,870         41,857
               Treasury stock--281,000 shares held                           (2,548)        (2,548)
               Retained earnings                                             24,353         25,974
                                                                          ---------      ---------
                     Total stockholders' equity                              63,682         65,290
                                                                          ---------      ---------

       TOTAL                                                              $  82,620      $  87,278
                                                                          =========      =========

See notes to consolidated financial statements.

                               PROXIMA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)


                                                                Three months ended
                                                                     June 30,
                                                           ----------------------------
                                                               1997             1996
                                                           -----------      -----------
                                                           (unaudited)      (unaudited)
SALES                                                      $    29,043      $    35,039
COST OF SALES                                                   24,446           24,939
                                                           -----------      -----------
        Gross profit                                             4,597           10,100
                                                           -----------      -----------

OPERATING EXPENSES
        Selling and marketing                                    4,281            6,669
        Research and development                                 1,983            4,484
        General and administrative                               1,341            1,837
                                                           -----------      -----------
                Total                                            7,605           12,990
                                                           -----------      -----------

LOSS FROM OPERATIONS                                            (3,008)          (2,890)
                                                           -----------      -----------

OTHER INCOME (EXPENSE)
        Interest and other income                                  211              320
        Equity in income (loss) of affiliate (note 3)               61             (283)
        Gain on sale of subsidiary's assets (note 6)              --              2,679
        Write-down of investment in affiliate (note 3)            --             (3,905)
                                                           -----------      -----------
                Total                                              272           (1,189)
                                                           -----------      -----------

LOSS FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                                     (2,736)          (4,079)
PROVISION (BENEFIT) FOR INCOME TAXES                            (1,112)             154
                                                           -----------      -----------


NET LOSS                                                   $    (1,624)     $    (4,233)
                                                           ===========      ===========


LOSS PER SHARE DATA (NOTE 1)
        Loss per share                                     $     (0.23)     $     (0.59)
                                                           ===========      ===========

        Weighted average common and common
                equivalent shares (note 1)                       7,152            7,207
                                                           ===========      ===========

See notes to consolidated financial statements.

                               PROXIMA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Three months ended June 30,
                                                                        -----------------------------
                                                                            1997              1996
                                                                        -----------       -----------
                                                                        (unaudited)       (unaudited)
OPERATING ACTIVITIES
       Net loss                                                         $    (1,624)      $    (4,233)
       Adjustments to reconcile net loss to net cash
         provided by (used for) operating activities:
               Depreciation and amortization                                    846               834
               Provision for allowance for doubtful accounts                     70              (210)
               Benefit from deferred income taxes                               (85)             (160)
               Tax benefit from stock option exercises                         --                 206
               Gain on sale of subsidiary's assets                             --              (2,679)
               Write-down of investment in affiliate                           --               3,905
               Changes in assets and liabilities, net of effects
                 from sale of subsidiary's assets:
                     Accounts receivable                                      6,772             5,714
                     Income taxes payable                                    (1,293)             (810)
                     Inventories                                              3,711            (5,334)
                     Prepaid expenses and other assets                          332              (181)
                     Accounts payable and accrued expenses                   (2,702)            5,426
                                                                        -----------       -----------
                         Net cash provided by operating activities            6,027             2,478
                                                                        -----------       -----------

INVESTING ACTIVITIES
       Proceeds from sale of subsidiary's assets                               --               7,259
       Acquisition of property                                                  (49)           (1,785)
       Short-term investments                                                (1,937)              282
       Investment in affiliate                                                 --                (524)
       Other                                                                     28                28
                                                                        -----------       -----------
                        Net cash provided by (Used for) investing
                          activities                                         (1,958)            5,260
                                                                        -----------       -----------

FINANCING ACTIVITIES
       Sale of common stock                                                      17               276
                                                                        -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     4,086             8,014

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              5,556             2,389
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $     9,642       $    10,403
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Income taxes paid                                                $      --         $       905
                                                                        ===========       ===========

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

In the opinion of management, the unaudited consolidated financial statements for the interim periods presented reflect all adjustments (solely of a normal recurring nature) which are necessary for a fair presentation of the financial position and results of operations as of and for the periods indicated. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

Loss per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method, in which any shares that could have been purchased on the open market with the funds received from the exercise of options or warrants are not considered additional outstanding stock and have no dilutive effect on earnings per share. Stock options are considered to be common stock equivalents. For the three months ended June 30, 1996 and June 30, 1997, when the inclusion of common stock equivalents would be antidilutive, loss per share is computed based on the weighted average number of common shares outstanding excluding common stock equivalents. Primary loss per share is not significantly different from fully diluted loss per share for any of the periods indicated. In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by common stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution created by common stock equivalents and is calculated in the same manner as fully diluted EPS illustrated in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB No. 15).

The Company will be required to adopt the new method of reporting for the year ending March 31, 1998. The Company's loss per share as reflected in this document includes Primary loss per share for the three months ended June 30, 1996 and 1997, under the rules of APB No. 15, and the use of common stock equivalents only when they are dilutive.

Based on the Company's capital structure, the anticipated results of implementing SFAS No. 128 would reflect loss per share materially in the same manner as currently reported.

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

2.   INVENTORIES:

                                                June 30,       March 31,
                                                  1997            1997
                                              -----------     -----------
                                              (unaudited)
      Raw materials                           $ 1,967,000     $ 5,515,000
      Work-in-process                           8,502,000       9,501,000
      Finished goods                            8,179,000       7,343,000
                                              -----------     -----------

           Total                              $18,648,000     $22,359,000
                                              ===========     ===========

3.   OTHER ASSETS--INVESTMENT IN AFFILIATE

In May 1993, the Company purchased 125,000 shares of Laser Power Corporation ("LPC") common stock for $255,000 and has purchased, through June 30, 1997, 1,611,000 shares of LPC Series A Preferred Stock for $6,444,000 for a total investment of $6,669,000. In 1994, the Company entered into agreements providing for technology licenses between the Company and LPC and the cooperative development of new technologies. In June 1997 the Company converted its 1,611,000 shares of LPC Series A Preferred Stock and 125,000 shares of LPC common stock to a total of 1,277,000 shares of LPC common stock upon the completion of LPC's initial public offering and 1-for-1.5 reverse stock split.

At June 30, 1997, the Company owned approximately 20% of the outstanding voting stock of LPC. The Company accounts for its investment under the equity method. The Company's share of the net income of LPC of $61,000 for the first three months of fiscal 1998 is presented as "Equity in income (loss) of affiliate" in the accompanying Consolidated Statements of Operations.

The Company recorded a write-down of $3,905,000 against its investment in LPC during the quarter ended June 30, 1996. The remaining investment balance of $1,262,000 shown on the accompanying balance sheet as of June 30,1997 reflects the Company's equity in the net assets of LPC. The write-down and balance of the Company's investment in LPC was the result of an analysis of discounted and undiscounted estimated cash flows from the investment. The Company deemed it necessary to review its investment in LPC because of information obtained upon the completion of the first engineering model of a microlaser projector in July 1996. That engineering model demonstrated that the microlaser projector development would take more time and be more costly than anticipated, and that component costs would exceed earlier expectations. The Company now believes that microlaser technology will initially be suited for the higher-cost specialty projector market, which offers lower unit volumes than originally contemplated.

The Company will continue to recognize its share of the net income or loss of LPC under the equity method.

The Company has entered into an equipment line of credit agreement with LPC to provide up to $500,000 to LPC for the acquisition of equipment for projector development. The line of credit carries interest at 1.5% over the prime rate. The line of credit is secured by the equipment acquired and is guaranteed by a principal of LPC. At June 30, 1997, the total amount borrowed pursuant to the line of credit was $180,000. This amount is included in "Other" assets in the accompanying balance sheets. Subsequent to the end of the first quarter of fiscal 1998, LPC paid off all amounts outstanding under this line of credit.

4.   COMMITMENTS AND CONTINGENCIES

Litigation

The Company has been named as a defendant in three stockholder class action lawsuits filed in the U.S. District Court for the Southern District of California on August 16, and on August 15 and August 27, 1996 in the California Superior Court for San Diego County. Certain current and former executive officers and directors of the Company are also named as defendants. In the case filed in federal court, the plaintiffs represent a class of all persons who purchased the Company's common stock between July 26, 1994 and August 17, 1995. In another case filed in state court, the plaintiffs purport to represent the same class. In the third case, the plaintiffs purport to represent a class of all persons who purchased the Company's common stock between October 21, 1995 and June 24, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the class periods, and seek unspecified monetary damages.

The Company maintains directors' and officers' insurance primarily to provide coverage for the type of lawsuits described above. The Company and its insurance carrier, Evanston Insurance Company ("Evanston"), have been involved in a dispute over such coverage. On June 11, 1997, Evanston filed an action for declaratory relief and breach of contract in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers and directors, alleging that any insurance claims arising from the foregoing stockholder class action lawsuits would not be covered. The Company and the individual defendants have not been served with the complaint.

The outcome of the lawsuits cannot be determined. However, management believes that the suits are without merit and intends to defend them vigorously. No amounts have been recorded in the financial statements for any losses which may result from these lawsuits.


5.   LINE OF CREDIT

At June 30, 1997, the Company had available a line of credit arrangement providing for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The line of credit arrangement contained standard covenants relating to financial ratios. The Company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1997 or during the first three months of fiscal 1998. The Company renewed its line of credit arrangement in July 1997 under substantially similar terms. The new credit arrangement expires on July 31, 1998.


6.   SALE OF SUBSIDIARY'S ASSETS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company offers data and video projection products, including multimedia projectors capable of supporting full-motion video, animation, and sound directly from a computer or VCR, as well as interactive command and control systems and meeting room tools. All of the Company's products are designed for interactivity and ease of use.

RESULTS OF OPERATIONS

     The following table sets forth certain data as a percentage of sales:

                                                          THREE MONTHS ENDED
                                                              JUNE 30,
                                                        ---------------------
                                                         1997          1996
                                                        -------       -------
   Sales                                                  100.0%        100.0%
   Cost of sales                                           84.2          71.2
                                                        -------       -------
            Gross profit                                   15.8          28.8
                                                        -------       -------

   Operating expenses
            Selling and marketing                          14.8          19.0
            Research and development                        6.8          12.8
            General and administrative                      4.6           5.3
                                                        -------       -------
                                       Total               26.2          37.1
                                                        -------       -------

   Loss from operations                                   (10.4)         (8.3)
                                                        -------       -------

   Other income (expense)
            Interest and other income                       0.8           0.9
            Equity in income (loss) of affiliate            0.2          (0.8)
            Gain on sale of subsidiary's assets              --           7.6
            Write-down of investment in affiliate            --         (11.1)
                                                        -------       -------
                                       Total                1.0          (3.4)
                                                        -------       -------

   Loss before income taxes                                (9.4)        (11.7)
   Provision (benefit) for income taxes                    (3.8)          0.4
                                                        -------       -------

   Net loss                                                (5.6)%       (12.1)%
                                                        =======       =======


NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements (denoted with an asterisk *) within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the Risk Factors set forth below.

FIRST QUARTER FISCAL 1998 COMPARED TO FIRST QUARTER FISCAL 1997

Sales

     The Company's sales decreased 17% from $35.0 million in the first quarter of fiscal 1997 to $29.0 million in the first quarter of fiscal 1998. The decrease in sales was primarily attributable to a $3.8 million reduction in revenues from the Company's Newpoint power protection business, which was sold at the end of the first quarter of fiscal 1997. In addition, the Company's older product lines experienced lower average selling prices attributable to price reductions and promotional discounts. The Company has experienced increased pricing pressures as a result of the entry of new competitors into the projection market. In addition, the increase in the number of competitive new products available to the channels of distribution in which the Company competes has negatively impacted the Company's sales and market share. The increasing number of competitive products is due primarily to the growth in resources dedicated to product development by the Company's competitors. The Company believes that competition in the form of continued pricing pressures and the introduction of new product offerings will intensify in the future*. The Company also expects that its international sales as a percentage of total sales will be lower in the second quarter of fiscal 1998 versus the comparable period of fiscal 1997, primarily due to expected reduced sales to the Company's major private label customer*. See "Risk Factors."

Gross Profit

     Gross profit declined from $10,100,000 in the first quarter of fiscal 1997 to $4,597,000 in the first quarter of fiscal 1998, primarily due to price reductions and reduced sales of older products, partially offset by increased sales of sourced products. Gross profit as a percentage of sales decreased from 28.8% in the first quarter of fiscal 1997 to 15.8% in the comparable quarter of fiscal 1998. The decrease in gross profit as a percentage of sales for the quarter ended June 30, 1997 was due primarily to price reductions on older products and promotional discounts offered by the Company. The increasing downward pressure on the average selling prices of the Company's products, discussed in "Sales" above, also serves to reduce gross profit margins*. See "Risk Factors."

Operating Expenses

     Operating expenses include selling and marketing, research and development, and administrative expenses, which are individually discussed below. Actual operating expenses were $7,605,000 during the first quarter of fiscal 1998. The reduction in operating expenses in the first quarter of fiscal 1998 versus the fourth quarter of fiscal 1997 is primarily attributable to cost reduction measures undertaken at the end of fiscal 1997 and at the beginning of fiscal 1998, including a significant reduction in staffing.

     Selling and marketing expenses decreased from $6,669,000 in the first quarter of fiscal 1997 to $4,281,000 in the first quarter of fiscal 1998. As a percentage of sales, selling and marketing expenses decreased from 19.0% in the first quarter of fiscal 1997 to 14.8% in the first quarter of fiscal 1998. Selling and marketing expenses were lower both in dollar amount and as a percentage of sales primarily due to product promotion expenses incurred during the first quarter of fiscal 1997 related to the introduction of the Company's new line of integrated projectors.

     Research and development expenses decreased from $4,484,000 in the first quarter of fiscal 1997 to $1,983,000 in the first quarter of fiscal 1998. As a percentage of sales, research and development expenses were 12.8% in the first quarter of fiscal 1997 and 6.8% in the first quarter of fiscal 1998. The decrease in absolute dollars and as a percentage of sales for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 reflects the wind-down of microlaser research during the second quarter of fiscal 1997 and the effects of cost reduction measures undertaken at the end of fiscal 1997.

     General and administrative expenses were $1,341,000 in the first quarter of fiscal 1998 versus $1,837,000 in the first quarter of fiscal 1997. As a percentage of sales, general and administrative expenses decreased from 5.3% in the first quarter of fiscal 1997 to 4.6% in the first quarter of fiscal 1998. The decrease in general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to lower payroll related expenses including recruiting and relocation costs. The Company expects legal expenses to increase due to the defense of stockholder litigation*. See "Risk Factors."

Interest Income

     Interest income decreased from $320,000 in the first quarter of fiscal 1997 to $211,000 in the first quarter of fiscal 1998. The decrease in interest income from the in the first quarter of fiscal 1998 compared to the same period a year ago is attributable primarily to lower average cash balances during the first three months of fiscal 1998.

Income Taxes

     The Company's effective tax rate was a benefit of 40.6% in the first quarter of fiscal 1998 compared to a provision of $154,000 in the first quarter of fiscal 1997. The Company does not expect to benefit from the credit for increasing research expenditures during fiscal 1998 because research expenditures are expected to decline in absolute dollar amount in fiscal 1998 as compared to prior years *. See "Risk Factors." The Company has not recognized any tax effect from its equity in gain or loss of affiliate or from the write-down of its investment in affiliate.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has generally funded its operations through cash flow provided from operations. The net increase in cash and short-term investments was $6.0 million in the three months ended June 30, 1997. The net increase in cash and short-term investments in the first three months of fiscal 1998 was due primarily to a $6.8 million decrease in accounts receivable and a $3.7 million decrease in inventories, partially offset by a $2.7 million decrease in accounts payable and a $1.6 million net loss. Accounts receivable decreased during the three months ended June 30, 1997 primarily due to lower sales volume. Inventories were reduced during the first quarter of fiscal 1998 through the sale of older products in a specific effort to reduce inventory levels. Receivable days outstanding were 78 at March 31, 1997 and 81 at June 30, 1997.

     As of June 30, 1997, the Company had $24.0 million in cash and short-term investments and $56.2 million in working capital, compared to $18.0 million in cash and short-term investments and $56.9 million in working capital as of March 31, 1997. The Company had no debt at March 31 or June 30 of 1997.

     The Company has an arrangement, renewed in July 1997, for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The line of credit arrangement contains standard covenants relating to financial ratios. The Company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1997 or during the first three months of fiscal 1998. The credit arrangement expires on July 31, 1998.

     Company believes that existing cash resources, together with cash flow from operations and available lines of credit, will provide sufficient funding for operations for the foreseeable future*. See "Risk Factors". The effect of the three stockholder class action lawsuits on the Company's liquidity cannot be determined. The plaintiffs are seeking unspecified monetary damages (see note 4 to the Consolidated Financial Statements).

     To date, inflation has not had a significant impact on the Company's operating results.


                                  RISK FACTORS

     The following discussion of risk factors describes certain aspects of the business environment in which the Company operates. Users of this report should carefully consider these risk factors in addition to the other information in this report. The risks faced by the Company are illustrated by the volatility of the Company's reported sales and earnings per share over the last eight quarters:

                                  FY96                                        FY97                           FY98
                     -------------------------------     ---------------------------------------------    ----------
                          Q2         Q3         Q4             Q1          Q2         Q3         Q4           Q1
Sales ($millions)       35.0       44.2       47.6           35.0        36.2       47.4       36.0          29.0
EPS                    $0.20      $0.46      $0.47         ($0.59)      $0.10      $0.25     ($1.10)       ($0.23)

The Company believes that this volatility has been influenced by the occurrence of one or more of the factors discussed below.

FORECASTS

     The Company prepares annual budgets and other confidential internal projections that contain detailed forecasts of future sales and earnings for existing products as well as forecasts for products still in development. The Company believes that inaccuracies in its forecasting result from factors in the highly dynamic market in which it competes as described in certain of the risk factors below, including "Short Product Lives and Technological Change," "Competition," "Development Risk," "Sources of Supply," "Price Reductions" and "Variability of Quarterly or Annual Results." In the past eight quarters, for example, actual quarterly earnings results have varied from internal forecasts by amounts ranging from only a few percentage points to well over 100%. Actual results may differ materially from any estimates of the Company due to circumstances described in the risk factors below. Numerous independent stock analysts and market analysts prepare and publish their own financial forecasts and projections about the Company. The Company disclaims responsibility for all such forecasts and projections. The Company believes that forecasts and projections prepared by these independent stock analysts and market analysts have frequently been inaccurate in the past and are, therefore, highly speculative and should be used only with extreme caution.

     From time to time, the Company may announce one or more new products with a subsequent availability date. Any such availability dates are merely good faith estimates by the Company based on an assessment of all information available at the time of the estimate. In the past, the Company has suffered delays in the availability of new products. These delays have occurred either because the Company has been unable to resolve certain technical challenges and supplier issues that are normal in any development process prior to the estimated availability date, or because of unforeseen technical and manufacturing challenges and supplier issues arising after the announcement of an availability date. See "Development Risk" and "Sources of Supply." The Company expects that it will continue to face such challenges and risks which may adversely impact the estimated availability dates and production ramp-up periods for its products.

SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE

     The market for multimedia projection products is characterized by rapidly evolving technology and short product lives, with new products frequently capturing significant market share. Anticipated product releases (and particularly products incorporating new technology) by the Company or its competitors often cause customers to delay purchases of existing products until such new products are available. Any delays in purchases can significantly impact the Company's results of operations. Any time significant new products are announced or introduced by the Company or others, the Company will likely deem it necessary to substantially reduce prices on certain models. Further, if such prices are reduced to less than the inventory carrying value, the Company would be required to record a write-off of the excess carrying value. In the fourth fiscal quarter of 1997, the Company recorded a substantial write-down for certain inventory and may record other write-downs of varying magnitudes from time to time in the future.

     The Company's future success depends on its ability to continue to develop and manufacture, or to distribute under private label arrangements, competitive products and services on a timely basis, particularly enhancements to and new generations of multimedia projectors. For example, in the last two quarters, the vast majority of the Company's sales were generated by products introduced within the preceding twelve months. Historically, many of the Company's products have achieved peak sales within a few months after their introduction with sales declining thereafter until the products are obsolete. The Company's product line must be frequently refreshed with improved products to maintain parity with competitors' products. The increasing number of large competitors in the multimedia projection industry has made it more difficult to foresee the successive waves of product introductions in the industry. See "Competition." Given that the Company does not have the internal resources to develop competitive products in every product segment in which it competes, the Company must increasingly rely on its evolving business alliances to source products manufactured by third parties. Notwithstanding the Company's prior success in distributing sourced products, the Company may not be able to continue to respond to the expected rapid product shifts with improved sourced products in the future.

     Although the Company continues to introduce enhanced versions and new generations of its projector products, the Company has continued to lose market share. See "Competition." The Company's new products released over the last twelve months are expected to continue to account for the majority of the Company's sales during the first half of fiscal 1998. Through the date of this filing, these new products continue to experience slowness in demand. See "Forecasts."

     In addition to the evolutionary changes in products and technologies described above, several new technologies are currently in production or under development by the Company or its competitors, including reflective silicon panels, higher resolution (XGA and EWS) controllers, and ultra-portable projectors weighing substantially less than current industry offerings. The Company or one or more of its competitors may introduce additional products based on new technologies from time to time. The Company believes that polysilicon LCD technology, which has been developed and is primarily controlled by two Japanese companies, and digital light processor technology, which has been developed and is owned by one U. S. company, will both continue to improve on a price/performance basis. See "Competition." Further, the Company believes that there will be a shift from SVGA toward XGA products over the next twelve months. The Company may not be able to respond to these technological shifts in a timely manner potentially resulting in an adverse impact to financial results and inventory write-downs on obsolete products.

DEVELOPMENT RISK

     The Company currently designs, manufactures and distributes its own products, and also distributes products designed and manufactured by others. The design, manufacture and marketing of multimedia projector products is complicated by rapidly evolving light valve technologies, lamp technologies, electronic control circuitry and optics. In developing its new products, the Company exposes itself to technical and financial risks. In the past, the Company has discontinued certain development efforts based on changing expectations of the respective products' marketability or producability and may do so again in the future. Many of the challenges faced by the Company in developing new products involve key components produced by vendors who themselves face engineering or procurement challenges that the Company has little or no ability to anticipate or resolve.

     The Company continues to face the development risks described above and expects to face other unforeseen development risks which may cause substantial delays in the development and introduction of new products.

SOURCES OF SUPPLY

     Certain products and components which the Company resells or uses to manufacture its products are available only from single sources. Although the Company generally buys products and components under purchase orders and does not have long-term agreements with its suppliers, the Company expects that its suppliers will continue to attempt to meet the Company's requirements. For certain of these items, the process of qualifying a replacement supplier and receiving replacement supplies could take several months. For example, should a mold for plastic componentry break or become unusable, repair or replacement could take several months. The Company does not maintain sufficient inventory to allow it to fill customer orders without interruption for more than a few weeks. Therefore, an extended interruption in the supply of products or components would have a material adverse effect on the Company's results of operations. The Company is critically dependent on the availability of sourced products and/or key components such as LCD panels, light valves, power supplies and, as mentioned above, molded plastic. Two of the Company's major suppliers, Sanyo and Hitachi, also compete with the Company and, in the case of sourced products, the Company sells product substantially similar to that of the supplier. See "Competition." The Company purchases many of its products and components from suppliers located outside the United States. Policies adopted by the Company's suppliers, trading policies adopted by the United States (such as anti-dumping or other duties on imported components) or foreign governments, or fluctuations in foreign exchange rates may at any time restrict the availability of products or components or increase their cost. The Company has experienced product and component shortages in the past and expects that it could again experience product and component shortages in the future, particularly in the months immediately following the introduction of new products. See "Development Risk."

     For the first fiscal quarter of 1998, the majority of the Company's sales were derived from sourced products, which are fully manufactured by third party suppliers. The Company expects this critical dependence on sourced products to continue throughout fiscal year 1998. The manufacturers of these sourced products face all of the same challenges described in this risk factor and in "Development Risk" above. Further, although the Company communicates regularly with its sourced product suppliers, the Company does not have the same visibility into any delays or pending development or supplier issues that it would have on its own development project. Any delay, discontinuance, constraint or reduction, for whatever reason, in the supply of any sourced products would have an immediate and severe adverse impact on the Company's financial results.

COMPETITION

     The Company believes that new competitors may continue to enter the market and that new or existing competitors will introduce products which directly compete with the Company's existing products on a performance and price basis. The Company's insight into its competition and their development plans/dates is extremely limited and, therefore, it is generally unable to forecast the impact of new competitive products.

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

     The Company provides price protection to its dealers and distributors such that, if the Company reduces the price of its products, dealers and distributors are entitled to a credit for the difference between the new, reduced price and the price of products purchased and still held in their inventory at the time of the price reduction. Each significant price reduction and the associated price protection will have a material adverse impact on sales and gross margins and therefore on the Company's results of operations for the period in which the price reduction occurs, unless such price reduction is offset by higher unit volume resulting from the price reduction. In order to meet competition, the Company is regularly reducing its prices on a product by product basis. To date, these reductions have not been offset by higher unit volumes. Future price reductions are expected and will likely have a similar adverse effect.

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

     The Company does not expect to achieve in the future the rates of growth projected for the multimedia projection products industry as a whole. The Company believes that the projections by third parties of total unit demand growth in the multimedia projection products industry will be partially or entirely offset by continued price erosion in the industry. See "Price Reductions."

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

STOCKHOLDER LAWSUITS

     Three class action securities lawsuits are pending against the Company. The lawsuits allege that the Company and certain of its officers and directors engaged in a scheme to defraud investors by making a series of positive statements about the Company that were allegedly known to be false and misleading when made. The Company believes that the lawsuits are without merit, and the Company is defending the lawsuits.

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

     The Company believes that the volatility of its business and of the market for stocks of high technology companies makes it inevitable that the Company's stock will continue to fluctuate substantially in price. In addition, most or all of the Company's officers and directors have, as part of their compensation packages, stock option arrangements with finite lives and which expire ninety days after the termination of employment. As a result, the Company expects that its directors, officers and other employees will from time to time exercise stock options and subsequently lawfully sell the stock thus acquired in the midst of continuing fluctuations in the price of the Company's stock. The Company believes that its stock price volatility and the occasional lawful sale of stock by its directors and officers may make it susceptible to meritless shareholder lawsuits in the future.

CHANNELS OF DISTRIBUTION

     The Company sells its products primarily through independent presentation specialists, personal computer dealers and distributors. These presentation specialists, dealers and distributors ("resellers") may carry competing product lines and could reduce or discontinue sales of the Company's products at any time. These resellers may not devote the resources necessary to provide effective sales and marketing support to the Company. Any reduction in sales to presentation specialists, dealers and distributors, may have a material adverse effect.

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

KEY PERSONNEL

     The Company believes that it is critically important to fill certain key positions in its senior management team, and to maintain continuity at that level. For example, the Company is presently searching for a permanent chief executive officer and, due to the recent resignation of its vice president of marketing, a replacement for that position. Although the Company is devoting substantial effort to recruiting for these positions and others, it may not be successful in these efforts.

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

DEPENDENCE ON EXPORT SALES

     For fiscal 1996, 1997 and the first quarter of fiscal 1998, sales outside the United States and Canada represented approximately 39%, 38% and 31%, respectively, of the Company's total sales. Sales outside the United States are subject to the normal risks of international business activities, such as protective tariffs, export and import controls, transportation delays and interruptions, and changes in demand resulting from fluctuations in exchange rates. With respect to exchange rates, virtually all of the Company's products sold in international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less price competitive in foreign markets. Any increase in international sales may subject the Company to greater currency fluctuation risk than it has faced in the past.

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

PART II - OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

          See Note 4 of the Notes to Consolidated Financial Statements herein and also Item 3, Legal Proceedings, in Registrant's Form 10-K for the fiscal year ended March 30, 1997.

ITEM 2:   CHANGES IN SECURITIES
          Not applicable.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable

ITEM 5:   OTHER INFORMATION
          Not applicable.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          a.  Exhibits:
                #27 - Financial Data Schedule (for EDGAR purposes only)

          b. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROXIMA CORPORATION



Dated:  August 12, 1997                Kenneth E. Olson
                                       ------------------------------
                                       KENNETH E. OLSON
                                       President and Chief Executive Officer



Dated:  August 12, 1997                Dennis Whittler
                                       ------------------------------
                                       DENNIS A. WHITTLER
                                       Vice President, Finance

                                  EXHIBIT INDEX


Exhibit No.       Description                                        Page No.
-----------       -----------                                        --------

27                Financial Data Schedule (for EDGAR use only)         21