Form 10-Q
period 1997-09-28
PROXIMA CORP
filed 1997-11-12
CIK 895416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 1997

                                               OR

    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ________________


                         Commission File Number 0-21034

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

                                    Yes   [X]       No [ ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value per share, 7,454,580 shares as of November 2, 1997.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               PROXIMA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                             September 30,   March 31,
                                                                 1997          1997
                                                             -------------   ---------
                                                              (unaudited)
ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                               $  6,359      $  5,556
       Short-term investments                                    16,333        12,455
       Accounts receivable, net                                  29,260        32,701
       Inventories (note 2)                                      13,811        22,359
       Deferred income taxes                                      5,424         5,199
       Income taxes receivable                                      981            --
       Prepaid expenses and other                                   626           666
                                                               --------      --------
          Total current assets                                   72,794        78,936
                                                               --------      --------
    PROPERTY, NET                                                 4,112         5,756
                                                               --------      --------
    OTHER ASSETS
       Investment in affiliate (note 3)                           1,307         1,201
       Deferred income taxes                                        552           714
       Patents, net                                                 337           378
       Other                                                         66           293
                                                               --------      --------
          Total other assets                                      2,262         2,586
                                                               --------      --------
    TOTAL                                                      $ 79,168      $ 87,278
                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Accounts payable                                        $  9,112      $ 12,957
       Accrued expenses                                           6,322         8,683
       Income taxes payable                                          --           348
                                                               --------      --------
          Total current liabilities                              15,434        21,988
                                                               --------      --------
    COMMITMENTS AND CONTINGENCIES (NOTE 4)

    STOCKHOLDERS' EQUITY
       Preferred stock, authorized--5,000,000 shares,
          par value $.001, no shares issued or outstanding           --            --
       Common stock, authorized--40,000,000 shares,
          par value $.001, issued and outstanding--
          7,434,000 and 7,418,000 shares, respectively                8             7
       Paid-in capital                                           41,870        41,857
       Treasury stock--281,000 shares held                       (2,548)       (2,548)
       Retained earnings                                         24,404        25,974
                                                               --------      --------
          Total stockholders' equity                             63,734        65,290
                                                               --------      --------
    TOTAL                                                      $ 79,168      $ 87,278
                                                               ========      ========

See notes to consolidated financial statements.

                               PROXIMA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)


                                                         Three months ended          Six months ended
                                                            September 30,              September 30,
                                                       ----------------------     ----------------------
                                                         1997          1996         1997          1996
                                                       --------      --------     --------      --------
                                                      (unaudited)   (unaudited) (unaudited)    (unaudited)
SALES                                                  $ 30,178      $ 36,221     $ 59,221      $ 71,260
COST OF SALES                                            24,096        24,813       48,542        49,752
                                                       --------      --------     --------      --------
    Gross profit                                          6,082        11,408       10,679        21,508
                                                       --------      --------     --------      --------
OPERATING EXPENSES
    Selling and marketing                                 4,582         5,277        8,863        11,946
    Research and development                              1,582         4,141        3,565         8,625
    General and administrative                            1,739         1,537        3,080         3,374
    Restructuring charge (note 7)                        (1,528)           --       (1,528)           --
                                                       --------      --------     --------      --------
        Total                                             6,375        10,955       13,980        23,945
                                                       --------      --------     --------      --------
INCOME (LOSS) FROM OPERATIONS                              (293)          453       (3,301)       (2,437)
                                                       --------      --------     --------      --------
OTHER INCOME (EXPENSE)
    Interest and other income                               296           353          507           673
    Equity in income (loss) of affiliate (note 3)            44             7          105          (276)
    Gain on sale of subsidiary's assets (note 6)             --           100           --         2,779
    Write-down of investment in affiliate (note 3)           --            --           --        (3,905)
                                                       --------      --------     --------      --------
        Total                                               340           460          612          (729)
                                                       --------      --------     --------      --------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                           47           913       (2,689)       (3,166)
PROVISION (BENEFIT) FOR INCOME TAXES                         (4)          211       (1,116)          365
                                                       --------      --------     --------      --------
NET INCOME (LOSS)                                      $     51      $    702     $ (1,573)     $ (3,531)
                                                       ========      ========     ========      ========
INCOME (LOSS) PER SHARE DATA (NOTE 1)
    Income (loss) per share                            $   0.01      $   0.10     $  (0.22)     $  (0.51)
                                                       ========      ========     ========      ========
    Weighted average common and common
        equivalent shares (note 1)                        7,211         7,151        7,155         6,953
                                                       ========      ========     ========      ========


See notes to consolidated financial statements.

                               PROXIMA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                           Six months ended
                                                                             September 30,
                                                                        -----------------------
                                                                            1997        1996
                                                                          -------      -------
                                                                        (unaudited)  (unaudited)
OPERATING ACTIVITIES
    Net loss                                                              $(1,573)     $(3,531)
    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
       Depreciation and amortization                                        1,779        1,730
       Provision for allowance for doubtful accounts                          164          (80)
       Benefit from deferred income taxes                                     (63)        (148)
       Tax benefit from stock option exercises                                 --          269
       Gain on sale of subsidiary's assets                                     --       (2,779)
       Write-down of investment in affiliate                                   --        3,905
       Changes in assets and liabilities, net of effects from sale of subsidiary's assets:
          Accounts receivable                                               3,277       (3,427)
          Income taxes payable                                               (348)        (744)
          Inventories                                                       8,548       (1,887)
          Prepaid expenses and other assets                                  (987)        (215)
          Accounts payable and accrued expenses                            (6,206)      (1,540)
                                                                          -------      -------
              Net cash provided by (used for) operating activities          4,591       (8,447)
                                                                          -------      -------
INVESTING ACTIVITIES
    Proceeds from sale of subsidiary's assets                                  --        7,259
    Acquisition of property                                                  (135)      (2,541)
    Short-term investments                                                 (3,878)       1,713
    Investment in affiliate                                                    --         (666)
    Other                                                                     208          123
                                                                          -------      -------
             Net cash provided by (used for) investing activities          (3,805)       5,888
                                                                          -------      -------
FINANCING ACTIVITIES
    Sale of common stock                                                       17          438
                                                                          -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          803       (2,121)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            5,556        2,389
                                                                          -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 6,359      $   268
                                                                          =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid                                                     $    17      $   985
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

Earnings (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method, in which any shares that could have been purchased on the open market with the funds received from the exercise of options or warrants are not considered additional outstanding stock and have no dilutive effect on earnings per share. Stock options are considered to be common stock equivalents. For the six month periods ended September 30, 1996 and September 30, 1997, when the inclusion of common stock equivalents would be antidilutive, loss per share is computed based on the weighted average number of common shares outstanding excluding common stock equivalents. Primary earnings (loss) per share is not significantly different from fully diluted earnings (loss) per share for any of the periods indicated. In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by common stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution created by common stock equivalents and is calculated in the same manner as fully diluted EPS illustrated in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB No. 15).

The Company will be required to adopt the new method of reporting EPS for the quarter ending December 31, 1997. The Company's EPS as reflected in this document includes Primary EPS for the three and six month periods ended September 30, 1996 and 1997, under the rules of APB No. 15, and the use of common stock equivalents only when they are dilutive.

Based on the Company's capital structure, the anticipated results of implementing SFAS No. 128 would reflect EPS materially in the same manner as currently reported.

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

2.      INVENTORIES:

                        September 30,     March 31,
                            1997            1997
                        -------------     ---------
                         (unaudited)
     Raw materials       $ 1,891,000     $ 5,515,000
     Work-in-process       4,894,000       9,501,000
     Finished goods        7,026,000       7,343,000
                         -----------     -----------
          Total          $13,811,000     $22,359,000
                         ===========     ===========


3.      OTHER ASSETS--INVESTMENT IN AFFILIATE

In May 1993, the Company purchased 125,000 shares of Laser Power Corporation ("LPC") common stock for $255,000 and has purchased, through September 30, 1997, 1,611,000 shares of LPC Series A Preferred Stock for $6,444,000 for a total investment of $6,699,000. In June 1997, the Company converted its 1,611,000 shares of LPC Series A Preferred Stock and 125,000 shares of LPC common stock to a total of 1,277,000 shares of LPC common stock upon the completion of LPC's initial public offering and reverse stock split. In 1994, the Company entered into agreements providing for technology licenses between the Company and LPC and the cooperative development of new technologies.

At September 30, 1997, the Company owned approximately 20% of the outstanding voting stock of LPC. The Company accounts for its investment under the equity method. The Company's share of the net income of LPC of $105,000 for the first six months of fiscal 1998 is presented as "Equity in income (loss) of affiliate" in the accompanying Consolidated Statements of Operations. The investment balance of $1,307,000 shown on the accompanying balance sheet as of September 30, 1997 reflects the Company's equity in the net assets of LPC. LPC completed an initial public offering in June 1997. Through November 11, 1997, LPC common shares have traded on the open market at prices ranging from $5.50 to $9.75 per share.


4.      COMMITMENTS AND CONTINGENCIES

Litigation

The Company has been named as a defendant in two class action lawsuits filed in the U.S. District Court for the Southern District of California on August 16, and on August 27, 1996 in the California Superior Court for San Diego County. Certain current and former executive officers and directors of the Company are also named as defendants. In one of the cases, the plaintiffs represent a class of all persons who purchased the Company's common stock between July 26, 1994 and August 17, 1995. In the other case, the plaintiffs purport to represent a class of all persons who purchased the Company's common stock between October 21, 1995 and June 24, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the class periods, and seek unspecified monetary damages. A third case was dismissed by the California Superior Court for San Diego County on August 12, 1997 at the request of the plaintiffs.

The Company maintains directors' and officers' insurance primarily to provide coverage for the type of lawsuits described above. The Company and its insurance carrier, Evanston Insurance Company ("Evanston"), have been involved in a dispute over such coverage. On June 11, 1997, Evanston filed an action for declaratory relief and breach of contract in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers and directors, alleging that any insurance claims arising from the foregoing class action lawsuits would not be covered. The Company and the individual defendants have not been served with the complaint.

The outcome of the lawsuits cannot be determined. However, management believes that the suits are without merit and intends to defend them vigorously. No amounts have been recorded in the financial statements for any losses which may result from these lawsuits.


5.      LINE OF CREDIT

At September 30, 1997, the Company had available a line of credit arrangement providing for a $13.0 million revolving line of credit secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The line of credit arrangement contains standard covenants relating to financial ratios. The Company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1997 or during the first six months of fiscal 1998. The credit arrangement expires on July 31, 1998.


6.      SALE OF SUBSIDIARY'S ASSETS

On June 28, 1996, the Company entered into an agreement to sell the assets of its wholly-owned power protection subsidiary, Newpoint Corporation, in a cash transaction totaling approximately $7.3 million. Newpoint accounted for less than 10% of the Company's revenues during the six month period ended September 30, 1996. The operating results of Newpoint Corporation for the three months ended June 30, 1996 are reflected in the accompanying Consolidated Statements of Operations. The gain on sale of assets of $2,679,000 was recognized in the Consolidated Statements of Operations for the three-month period ended June 30, 1996, under "Gain on sale of subsidiary's assets." An additional gain on sale of assets of $100,000 was recognized in the Consolidated Statements of Operations for the three-month period ended September 30, 1996, under "Gain on sale of subsidiary's assets," reflecting an adjustment in the reserve for certain liabilities that the Company retained relating to Newpoint Corporation.


7.      RESTRUCTURING CHARGE

In the second quarter of fiscal 1998, the Company reversed a $1,528,000 restructuring charge taken during the fourth quarter of fiscal 1997. The restructuring charge consisted primarily of fixed asset write-downs and severance costs related to the planned relocation of all manufacturing operations from the Company's Tijuana, Mexico, facilities. Subsequent to the end of the second quarter of fiscal 1998, on September 29, 1997, the Company entered into an agreement to sell its Tijuana manufacturing operation. This agreement rendered the restructuring charge unnecessary. Any gain or loss on the sale is expected to be minimal and will be recognized in the third quarter of fiscal 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company offers broad lines of data and video projection products, including multimedia projectors capable of supporting full-motion video, animation, and sound directly from a computer or VCR, as well as interactive command and control systems and meeting room tools.

RESULTS OF OPERATIONS

        The following table sets forth certain data as a percentage of sales:

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                   ------------------      -----------------
                                                     1997        1996       1997       1996
                                                    -----       -----      -----       -----
     Sales                                          100.0%      100.0%     100.0%      100.0%
     Cost of sales                                   79.8        68.5       82.0        69.8
                                                    -----       -----      -----       -----
        Gross profit                                 20.2        31.5       18.0        30.2
                                                    -----       -----      -----       -----
     Operating expenses
        Selling and marketing                        15.2        14.6       15.0        16.8
        Research and development                      5.2        11.4        6.0        12.1
        General and administrative                    5.8         4.3        5.2         4.7
        Restructuring charge                         (5.0)         --       (2.6)         --
                                                    -----       -----      -----       -----
                 Total                               21.2        30.3       23.6        33.6
                                                    -----       -----      -----       -----

     Income (loss) from operations                   (1.0)        1.2       (5.6)       (3.4)
                                                    -----       -----      -----       -----
     Other income (expense)
        Interest and other income                     1.0         1.0        0.9         0.9
        Equity in income (loss) of affiliate          0.2          --        0.2        (0.4)
        Gain on sale of subsidiary's assets            --         0.3         --         3.9
        Write-down of investment in affiliate          --          --         --        (5.5)
                                                    -----       -----      -----       -----
                 Total                                1.2         1.3        1.1        (1.1)
                                                    -----       -----      -----       -----

     Income (loss) before income taxes                0.2         2.5       (4.5)       (4.5)
     Provision (benefit) for income taxes            --           0.6       (1.9)        0.5
                                                    -----       -----      -----       -----
      Net income (loss)                               0.2%        1.9%      (2.6)%      (5.0)%
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

SECOND QUARTER FISCAL 1998 COMPARED TO SECOND QUARTER FISCAL 1997

Sales

        The Company's sales decreased 17% from $36.2 million in the second quarter of fiscal 1997 to $30.2 million in the second quarter of fiscal 1998. Sales of LCD projection panels and VGA-resolution projectors were $23.0 million lower in the second quarter of fiscal 1998 than in the comparable quarter of fiscal 1997, whereas sales of higher-resolution SVGA and XGA projectors increased by $17.3 million. In addition, the Company has experienced increased pricing pressures as a result of both the entry of new competitors into the projection market and an increase in the number of competitive new products available to the channels of distribution in which the Company competes. The increasing number of competitive products is due primarily to the growth in resources dedicated to product development by the Company's competitors. These pricing pressures have negatively impacted the Company's sales and market share. The Company believes that competition in the form of continued pricing pressures and the introduction of new product offerings will intensify in the future*. See "Risk Factors." The Company's international sales in the second quarter of fiscal 1998 were also lower than in the second quarter of fiscal 1997 because of reduced sales to the Company's major private label customer. The Company also expects that its international sales as a percentage of total sales will be lower in the third quarter of fiscal 1998 versus the comparable period of fiscal 1997, primarily due to expected reduced sales to the Company's major private label customer*. See "Risk Factors."

Gross Profit

        Gross profit declined from $11.4 million in the second quarter of fiscal 1997 to $6.1 million in the second quarter of fiscal 1998, primarily due to price reductions and reduced sales of older products, partially offset by increased sales of sourced products. Although the Company realized a small gross profit of approximately $450,000 from the sale of obsolete and slow-moving inventories during the second quarter of fiscal 1998, the Company does not expect sales of obsolete and slow-moving inventories to generate significant gross profits in the future. Gross profit as a percentage of sales decreased from 31.5% in the second quarter of fiscal 1997 to 20.2% in the comparable quarter of fiscal 1998. The decrease in gross profit as a percentage of sales for the quarter ended September 30, 1997 was due primarily to price reductions on older products and promotional discounts offered by the Company. The increasing downward pressure on the average selling prices of the Company's products, discussed in "Sales" above, also serves to reduce gross profit margins*. See "Risk Factors."

Operating Expenses

        Operating expenses include selling and marketing, research and development, and administrative expenses, which are individually discussed below. Total operating expenses were $6,375,000 during the second quarter of fiscal 1998, compared to $10,955,000 in the same period a year ago. The $4.6 million reduction in operating expenses in the second quarter of fiscal 1998 versus the second quarter of fiscal 1997 is primarily attributable to cost reduction measures undertaken at the end of fiscal 1997 and at the beginning of fiscal 1998, including a significant reduction in staffing. Approximately $1.5 million of the reduction in operating expenses is due to the restructuring charge reversed in the second quarter of fiscal 1998.

        Selling and marketing expenses decreased from $5,277,000 in the second quarter of fiscal 1997 to $4,582,000 in the second quarter of fiscal 1998. As a percentage of sales, selling and marketing expenses increased from 14.6% in the second quarter of fiscal 1997 to 15.2% in the second quarter of fiscal 1998. Selling and marketing expenses were lower in dollar amount primarily due to product promotion expenses incurred during the second quarter of fiscal 1997 related to the introduction of the Company's new line of integrated projectors. Selling and marketing expenses were higher as a percentage of sales primarily due to lower sales volume in the second quarter of fiscal 1998 compared with the second quarter of fiscal 1997.

        Research and development expenses decreased from $4,141,000 in the second quarter of fiscal 1997 to $1,582,000 in the second quarter of fiscal 1998. As a percentage of sales, research and development expenses were 11.4% in the second quarter of fiscal 1997 and 5.2% in the second quarter of fiscal 1998. The decrease in absolute dollars and as a percentage of sales for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 reflects the effects of cost reduction measures as the Company moves toward a reduced reliance on product development in favor of increased sourcing of products from other manufacturers*, and also the wind-down of microlaser research during the second quarter of fiscal 1997. See "Risk Factors."

        General and administrative expenses were $1,739,000 in the second quarter of fiscal 1998 versus $1,537,000 in the second quarter of fiscal 1997. As a percentage of sales, general and administrative expenses increased from 4.3% in the second quarter of fiscal 1997 to 5.8% in the second quarter of fiscal 1998, primarily due to lower sales volume in the second quarter of fiscal 1998. The increase in general and administrative expenses in absolute dollars was due primarily to expenditures on business consultants and recruiting for a new chief executive officer during the three months ended September 30, 1997. The Company expects legal expenses to increase due to the defense of stockholder litigation, although the timing of such expenses is uncertain*.
See "Risk Factors."

        In the second quarter of fiscal 1998, the Company reversed a $1,528,000 restructuring charge taken during the fourth quarter of fiscal 1997. The restructuring charge consisted primarily of fixed asset write-downs and severance costs related to the planned relocation of all manufacturing operations from the Company's Tijuana, Mexico, facilities. Subsequent to the end of the second quarter of fiscal 1998, on September 29, 1997, the Company entered into an agreement to sell its Tijuana manufacturing operation. This agreement rendered the restructuring charge unnecessary. Any gain or loss on the sale is expected to be minimal and will be recognized in the third quarter of fiscal 1998.

Interest Income

        Interest income decreased from $353,000 in the second quarter of fiscal 1997 to $296,000 in the second quarter of fiscal 1998. The decrease in interest income in the second quarter of fiscal 1998 compared to the same period a year ago is attributable primarily to lower interest rates earned and to lower average cash balances during the three months ended September 30, 1997.

Income Taxes

        The Company's effective tax rate was 23.1% in the second quarter of fiscal 1997 compared to a benefit of $4,000 in the second quarter of fiscal 1998. The Company does not expect to benefit from the credit for increasing research expenditures during fiscal 1998 because research expenditures are expected to decline in absolute dollar amount in fiscal 1998 as compared to prior years. The Company has not recognized any tax effect from its equity in gain or loss of affiliate or from the write-down of its investment in affiliate.


SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1996

Sales

        The Company's sales decreased 17% from $71.3 million in the first six months of fiscal 1997 to $59.2 million in the first six months of fiscal 1998. Sales of LCD projection panels and VGA-resolution projectors were $43.3 million lower in the first six months of fiscal 1998 than in the comparable period of fiscal 1997, whereas sales of higher-resolution SVGA and XGA projectors increased by $35.3 million. In addition, the Company has experienced increased pricing pressures as a result of both the entry of new competitors into the projection market and an increase in the number of competitive new products available to the channels of distribution in which the Company competes. The increasing number of competitive products is due primarily to the growing investment in product development by the Company's competitors. These pricing pressures have negatively impacted the Company's sales and market share. The Company believes that competition in the form of continued pricing pressures and the introduction of new product offerings will intensify in the future*. See "Risk Factors." The Company's international sales in the first six months of fiscal 1998 were also lower than in the first six months of fiscal 1997 because of reduced sales to the Company's major private label customer. The Company also expects that its international sales as a percentage of total sales will be lower in the second half of fiscal 1998 versus the comparable period of fiscal 1997, primarily due to expected reduced sales to the Company's major private label customer*. See "Risk Factors."

Gross Profit

        Gross profit declined from $21.5 million in the first six months of fiscal 1997 to $10.7 million in the first six months of fiscal 1998, primarily due to price reductions and reduced sales of older products, partially offset by increased sales of new SVGA and XGA products. Gross profit as a percentage of sales decreased from 30.2% in the first six months of fiscal 1997 to 18.0% in the comparable period of fiscal 1998. The decrease in gross profit as a percentage of sales for the six months ended September 30, 1997 was due primarily to price reductions on older products and promotional discounts offered by the Company. The increasing downward pressure on the average selling prices of the Company's products, discussed in "Sales" above, also serves to reduce gross profit margins*. See "Risk Factors."

Operating Expenses

        Operating expenses include selling and marketing, research and development, and administrative expenses, which are individually discussed below. Total operating expenses were $13,980,000 during the first six months of fiscal 1998, compared to $23,945,000 of operating expenses during the first six months of fiscal 1997. The $10.0 million reduction in operating expenses in the first half of fiscal 1998 versus the first half of fiscal 1997 is primarily attributable to cost reduction measures undertaken at the end of fiscal 1997 and at the beginning of fiscal 1998, including a significant reduction in staffing. Approximately $1.5 million of the reduction in operating expenses is due to the restructuring charge reversed in the second quarter of fiscal 1998.

        Selling and marketing expenses decreased from $11,946,000 in the first six months of fiscal 1997 to $8,863,000 in the first six months of fiscal 1998. As a percentage of sales, selling and marketing expenses decreased from 16.8% in the first six months of fiscal 1997 to 15.0% in the first six months of fiscal 1998. Selling and marketing expenses were lower in both dollar amount and as a percentage of sales primarily due to higher product promotion expenses incurred during the first half of fiscal 1997 related to the introduction of the Company's new line of integrated projectors. In addition, selling and marketing expenses of the Company's Newpoint Corporation subsidiary through June 28, 1996 are included in the selling and marketing expenses for the first six months of fiscal 1997.

        Research and development expenses decreased from $8,625,000 in the first six months of fiscal 1997 to $3,565,000 in the first six months of fiscal 1998. As a percentage of sales, research and development expenses were 12.1% in the first six months of fiscal 1997 and 6.0% in the first six months of fiscal 1998. The decrease in absolute dollars and as a percentage of sales for the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 reflects the effects of cost reduction measures as the Company moves toward a reduced reliance on product development in favor of increased sourcing of products from other manufacturers*, and also the wind-down of microlaser research during the second quarter of fiscal 1997. See "Risk Factors."

        General and administrative expenses were $3,080,000 in the first six months of fiscal 1998 versus $3,374,000 in the first six months of fiscal 1997. As a percentage of sales, general and administrative expenses increased from 4.7% in the first six months of fiscal 1997 to 5.2% in the first six months of fiscal 1998 due to lower sales volume in the first six months of fiscal 1998. The decrease in general and administrative expenses in absolute dollars was due primarily to staff reductions resulting in lower personnel costs. The Company expects legal expenses to increase due to the defense of stockholder litigation, although the timing of such expenses is uncertain*. See "Risk Factors."

        In the second quarter of fiscal 1998, the Company reversed a $1,528,000 restructuring charge taken during the fourth quarter of fiscal 1997. The restructuring charge consisted primarily of fixed asset write-downs and severance costs related to the planned relocation of all manufacturing operations from the Company's Tijuana, Mexico, facilities. Subsequent to the end of the second quarter of fiscal 1998, on September 29, 1997, the Company entered into an agreement to sell its Tijuana manufacturing operation. This agreement rendered the restructuring charge unnecessary. Any gain or loss on the sale is expected to be minimal and will be recognized in the third quarter of fiscal 1998.

Interest Income

        Interest income decreased from $673,000 in the second six months of fiscal 1997 to $507,000 in the second six months of fiscal 1998. The decrease in interest income in the first six months of fiscal 1998 compared to the same period a year ago is attributable primarily to lower interest rates earned and to lower average cash balances during the six months ended September 30, 1997.

Write-down of Investment in Affiliate

        The Company recorded a write-down of $3,905,000 of its investment in LPC during the quarter ended June 30, 1996. The remaining investment balance of $1,307,000 shown on the accompanying balance sheet as of September 30, 1997 reflects the Company's equity in the net assets of LPC. Subsequent to the Company's write-down of its investment in LPC, LPC completed an initial public offering in June 1997.

Income Taxes

        The Company's tax provision was a benefit of $1,116,000 in the first six months of fiscal 1998 compared to a provision of $365,000 in the first six months of fiscal 1997. The Company does not expect to benefit from the credit for increasing research expenditures during fiscal 1998 because research expenditures are expected to decline in absolute dollar amount in fiscal 1998 as compared to prior years*. See "Risk Facators." The Company has not recognized any tax effect from its equity in gain or loss of affiliate or from the write-down of its investment in affiliate.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has generally funded its operations through cash flow provided from operations. The net increase in cash and short-term investments was $5.7 million in fiscal 1996. In fiscal 1997, the net decrease in cash and short-term investments was $3.4 million. The net decrease in cash and short-term investments in fiscal 1997 was primarily due to a $9.5 million net loss, a $5.4 million increase in accounts receivable, the acquisition of $3.5 million in property, and a $2.2 million increase in deferred income tax assets, partially offset by $7.3 million received on the sale of the assets of Newpoint Corporation, a $6.6 million increase in accounts payable and accrued expenses, and a $2.0 million positive cash flow from the sale of common stock related to stock option exercises. The net increase in cash and short-term investments was $4.7 million in the six months ended September 30, 1997. The net increase in cash and short-term investments in the first six months of fiscal 1998 was due primarily to a $8.5 million decrease in inventories and a $3.4 million decrease in accounts receivable, partially offset by a $3.8 million decrease in accounts payable and a $2.4 million decrease in accrued expenses. Accounts receivable decreased during the six months ended September 30, 1997 primarily due to lower sales volume. Inventories were reduced during the first half of fiscal 1998 through the sale of older products in a specific effort to reduce inventory levels. Receivable days outstanding were 78 at March 31, 1997 and 88 at September 30, 1997.

        As of September 30, 1997, the Company had $22.7 million in cash and short-term investments and $57.4 million in working capital, compared to $18.0 million in cash and short-term investments and $56.9 million in working capital as of March 31, 1997. The Company had no debt at March 31 or September 30 of 1997.

        The Company has an arrangement for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The line of credit arrangement contains standard covenants relating to financial ratios. The Company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1997 or during the first six months of fiscal 1998. The credit arrangement expires on July 31, 1998.

        The Company believes that existing cash resources, together with cash flow from operations and available lines of credit, will provide sufficient funding for operations for the foreseeable future*. See "Risk Factors." The effect of the two class action lawsuits on the Company's liquidity cannot be determined. The plaintiffs are seeking unspecified monetary damages (see note 4 to the Consolidated Financial Statements).

        To date, inflation has not had a significant impact on the Company's operating results.


                                  RISK FACTORS

        The following discussion of risk factors describes certain aspects of the business environment in which the Company operates. Users of this report should carefully consider these risk factors in addition to the other information in this report. The risks faced by the Company are illustrated by the volatility of the Company's reported sales and earnings per share over the last eight quarters:


                            FY96                             FY97                  FY98
                    ----------------------    ---------------------------------   -------
                       Q3      Q4      Q1        Q2      Q3        Q4        Q1      Q2
Sales ($millions)    44.2    47.6    35.0      36.2    47.4      36.0      29.0    30.2
EPS                 $0.46   $0.47  ($0.59)    $0.10   $0.25   ($1.10)     (.23)     .01

The Company believes that this volatility has been influenced by the occurrence of one or more of the factors discussed below.

FORECASTS

        The Company prepares annual budgets and other confidential internal projections that contain detailed forecasts of future sales and earnings. The Company's forecasts may turn out to be inaccurate as a result of circumstances described in certain of the risk factors below, including "Short Product Lives and Technological Change," "Competition," "Sources of Supply," "Price Reductions" and "Variability of Quarterly or Annual Results." Numerous independent stock and market analysts prepare and publish their own financial forecasts and projections about the Company. The Company disclaims responsibility for all such forecasts and projections. The Company believes that forecasts and projections prepared by these independent stock and market analysts have frequently been inaccurate in the past and are, therefore, highly speculative and should be used only with extreme caution.

        From time to time, the Company may announce one or more new products with a subsequent availability date. Any such availability dates are merely good faith estimates by the Company. In the past, the Company has suffered delays in the availability of new products. These delays have occurred either because the Company and/or its suppliers have been unable to resolve certain technical challenges that are normal in any development process prior to the estimated availability date, or because of unforeseen technical and manufacturing challenges arising after the announcement of an availability date. The Company expects that it and its suppliers will continue to face such challenges and risks which may adversely impact the estimated availability dates and production ramp-up periods for new products.

SHORT PRODUCT LIVES AND TECHNOLOGICAL CHANGE

        The market for multimedia projection products is characterized by rapidly evolving technology and short product lives, with new products frequently capturing significant market share. Any time significant new products are announced or introduced by the Company or others, the Company will likely deem it necessary to substantially reduce prices on certain models. Further, if such prices are reduced to less than the inventory carrying value, the Company would be required to record a write-off of the excess carrying value. In the fourth quarter of fiscal 1997, the Company recorded a substantial write-down for certain inventory and may record other write-downs of varying magnitudes from time to time in the future.

        The Company's future success depends on its ability to continue to develop and/or distribute under private label arrangements competitive products and services on a timely basis. Historically, many of the Company's products have achieved peak sales within a few months after their introduction with sales declining thereafter until the products are obsolete. The Company's product line must be frequently refreshed with improved products to maintain parity with competitors' products. The Company has increasingly relied on various business alliances to source products manufactured by third parties. Notwithstanding the Company's prior success in distributing sourced products, the Company may not be able to continue to respond to the expected rapid product shifts with improved sourced products in the future. See "Sources of Supply."

        There are several new technologies currently under development within the multimedia projection industry including reflective silicon panels, higher resolution (SXGA) controllers, and ultra-portable projectors weighing substantially less than current industry offerings. The Company or one or more of its competitors may introduce additional products based on new technologies from time to time. The Company believes that polysilicon LCD technology, which has been developed and is primarily controlled by two Japanese companies, and digital light processor technology, which has been developed and is owned by one
U. S. company, will both continue to improve on a price/performance basis. See "Competition." The Company believes that the owners of these proprietary technologies have a business advantage over others. Therefore, the Company may not be able to respond to technological shifts in a timely manner. Any inability to respond could result in an adverse impact to financial results and inventory write-downs on obsolete products.

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

        Two of the Company's major suppliers, Sanyo and Hitachi, also compete with the Company and, in the case of sourced products, the Company sells product substantially similar to that of its suppliers. The sourced product suppliers are in a position to sell product at a lower price than the Company. See "Competition." For the first two quarters of fiscal 1998, the majority of the Company's sales were derived from sourced products, which are fully manufactured by third party suppliers. The Company expects this critical dependence on sourced products to continue throughout fiscal year 1998 and beyond. The manufacturers of these sourced products face significant development and technological challenges in developing and manufacturing very complicated multimedia projection equipment. Although the Company communicates regularly with its sourced product suppliers, the Company does not have the same visibility into any delays or pending development or supplier issues that it would have on its own internal development project. Any delay, discontinuance, constraint or reduction, for whatever reason, in the supply of any sourced products would have an immediate and severe adverse impact on the Company's financial results.

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

COMPETITION

        The Company believes that new competitors will continue to enter the market and that new or existing competitors will continue to introduce products which directly compete with the Company's existing products on a performance and price basis. The Company's insight into its competition and their development plans/product introduction dates is limited and, therefore, it is generally unable to forecast the impact of new competitive products. Anticipated product releases (and particularly products incorporating new technology) by the Company or its competitors often cause customers to delay purchases of existing products until such new products are available. Any delays in purchases can significantly impact the Company's results of operations.

        The company competes against some of the largest electronics manufacturers in the world (such as Epson, Hitachi, 3M, Polaroid, Matsushita, Philips, NEC, Sanyo, Sharp, Sony, Toshiba and others). Many competitors have greater financial, technical, manufacturing and marketing resources than the Company and have lower cost and/or profit structures and may be in a position to introduce products incorporating advanced technologies ahead of the Company. Competition between the Company and its competitors in the market for multimedia projectors has been and is expected to continue to be intense.

        The Company has traditionally been a manufacturer of hardware products. With the large number of competitors now in the market, the Company believes that non-hardware offerings, such as value-added service and support offerings, software, and a broad distribution capability, will become critical. The Company may invest significantly in one or more of these areas or other complementary business areas. Any such investment may or may not be successful.

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

        The Company provides price protection to its dealers and distributors such that, if the Company reduces the price of its products, dealers and distributors are entitled to a credit for the difference between the new, reduced price and the price of products purchased and still held in their inventory at the time of the price reduction. Each significant price reduction and the associated price protection will have a material adverse impact on sales and gross margins and, therefore, on the Company's results of operations for the period in which the price reduction occurs, unless such price reduction is offset by higher unit volume resulting from the price reduction. In order to remain competitive, the Company is regularly reducing its prices on a product by product basis. To date, these reductions have not been offset by higher unit volumes. Future price reductions are expected and will likely have a similar adverse effect.

VARIABILITY OF QUARTERLY OR ANNUAL RESULTS

        A significant portion of the Company's shipments typically occur in the last month of a quarter. Any delay in receiving orders or in the shipment of orders can have a significant impact on the Company's quarterly or annual results. These delays may be caused by customers' ordering patterns or business cycles, or by the Company's production capacity, component availability or technical challenges or other issues. These kinds of factors are expected to cause further volatility in future periods.

VOLATILITY OF STOCK PRICE

        The trading price of the Company's stock has been and is expected to continue to be subject to immediate and wide fluctuations due to factors both within and outside the Company's control, including but not limited to one or more of the following: variations in operating results or financial position, new product introductions or price reductions by the Company or its competitors, changes in product mix, product reviews by trade publications, estimates or statements made by analysts regarding the Company or its industry, perceptions formed at major trade shows regarding the Company or its industry, stock market price fluctuations, and litigation. Investors should expect that market reactions to announcements of the Company's actual or expected results of operations for a particular quarter or annual period could be immediate and severe.

STOCKHOLDER LAWSUITS

        Two class action securities lawsuits are pending against the Company. The lawsuits allege that the Company and certain of its officers and directors engaged in a scheme to defraud investors by making a series of positive statements about the Company that were allegedly known to be false and misleading when made. The Company believes that the lawsuits are without merit, and the Company is defending the lawsuits.

        Alleged damages in the lawsuits are unspecified, but an adverse verdict could have a severe adverse impact on the Company's operations, liquidity and financial results. The Company is expending significant financial and managerial resources in defense of the lawsuits to protect its business interests and the interests of its stockholders. Defense costs alone could have a material adverse effect on future results. The Company is subject to Generally Accepted Accounting Principles and to the rules of the

Securities and Exchange Commission, which do not permit the provision for any loss that may result from the resolution of litigation whose outcome cannot presently be determined.

        The Company believes that the volatility of its business and of the market for stocks of high technology companies makes it inevitable that the Company's stock will continue to fluctuate substantially in price. In addition, most or all of the Company's officers and directors have, as part of their compensation packages, stock option arrangements with finite lives and which expire ninety days after the termination of employment. As a result, the Company expects that its directors, officers and other employees will from time to time exercise stock options and subsequently lawfully sell the stock thus acquired in the midst of continuing fluctuations in the price of the Company's stock. The Company believes that its stock price volatility and the occasional lawful sale of stock by its directors and officers may make it susceptible to meritless stockholder lawsuits in the future.

CHANNELS OF DISTRIBUTION

        The Company sells its products primarily through independent presentation specialists, personal computer dealers and distributors. These presentation specialists, dealers and distributors ("resellers") may carry competing product lines and could reduce or discontinue sales of the Company's products at any time. These resellers may not devote the resources necessary to provide effective sales and marketing support to the Company. Any reduction in sales to presentation specialists, dealers and distributors may have a material adverse effect.

        Many of the resellers are small organizations with limited capital. The Company continuously monitors and manages the credit it extends to its resellers; however, one or more of the resellers could become insolvent. In the event of such insolvency, the Company could experience disruptions in its distribution as well as a loss of some or all of any outstanding accounts receivable. The Company's objective is to increase international sales, including sales in emerging markets such as China and Latin America. The Company believes that the credit risks associated with resellers in emerging markets are materially greater than those associated with the U.S. and European markets.

        Shifts in pricing, end-user preferences or the entry of a major new competitor (See "Competition") may alter the relative importance of the channels of distribution discussed above or may create entirely new channels of distribution. For example, as market prices decline on the Company's products, it may become advantageous to promote and sell the products through new and alternative channels of distribution. The Company may incur significant costs in order to expand its presence in these new channels or in existing channels, which could have a material adverse effect on the Company's results of operations. Any investment to enter new channels or to expand existing distribution channels may not be successful.

KEY PERSONNEL

        The Company believes that it is important to fill certain key positions in its senior management team and to maintain continuity at that level. The Company is presently searching for a permanent chief executive officer and a vice president of sales and marketing. Although the Company is devoting substantial effort to recruiting for these positions and others, it may not be successful in these efforts.

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

DEPENDENCE ON EXPORT SALES

        For fiscal 1996, 1997 and the first half of fiscal 1998, sales outside the United States and Canada represented approximately 39%, 38% and 24%, respectively, of the Company's total sales. Sales outside the United States are subject to the normal risks of international business activities, such as protective tariffs, export and import controls, transportation delays and interruptions, and changes in demand resulting from fluctuations in exchange rates. With respect to exchange rates, virtually all of the Company's products sold in international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less price competitive in foreign markets. Any increase in international sales may subject the Company to greater currency fluctuation risk than it has faced in the past.

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

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         See Note 4 of the Notes to Consolidated Financial Statements herein and also Item 3, Legal Proceedings, in Registrant's Form 10-K for the fiscal year ended March 30, 1997. Subsequent to the filing of the Company's Form 10-K, the Stielau Family Trust, et. al. v. Proxima Corp., et. al. case was dismissed on August 12, 1997 by the California Superior Court for San Diego County at the request of the plaintiffs.

ITEM 2:  CHANGES IN SECURITIES

         Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. The Company's annual meeting of stockholders was held on July 23, 1997.

         b. Not applicable.

         c. At the annual meeting of stockholders on July 23, 1997, the stockholders took the following actions:

            1. Elected the Company's six nominees for director to the Board of
               Directors of the Company. The six directors elected, along with the voting results, were as follows:

              Name                    Shares voting for  Shares withheld
              ----                    -----------------  ---------------
               Patrick Arrington          5,562,603          890,805
               Richard E. Belluzzo        5,576,803          876,605
               Robert W. Johnson          5,531,586          921,822
               Jeffrey M. Nash            5,574,003          879,405
               Kenneth E. Olson           5,575,723          877,685
               John M. Seiber             5,573,348          880,060

            2. Approved the appointment of Deloitte & Touche LLP as the independent accountants of the Company for fiscal year 1998 (6,393,494 shares were voted for, 39,850 shares were voted against, and 20,064 shares abstained from voting).

            3. Approved an amendment to the Amended and Restated 1996 Stock Plan increasing the number of shares reserved for issuance thereunder by 1,000,000, bringing the total number of shares reserved for issuance to 1,500,000, together with up to an additional 500,000 shares to the extent that outstanding options previously granted under the Amended and Restated 1986 Stock Option Plan expire unexercised (1,659,079 shares were voted for, 1,489,661 shares were voted against, and 42,293 shares abstained from voting).

ITEM 5:  OTHER INFORMATION

         Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

               #27 - Financial Data Schedule (for EDGAR purposes only)

         b. No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PROXIMA CORPORATION


Dated:  November 11, 1997                   /s/ KENNETH E. OLSON
                                            ------------------------------
                                            KENNETH E. OLSON
                                            Interim President and
                                            Chief Executive Officer


Dated:  November 11, 1997                   /s/ DENNIS WHITTLER
                                            -------------------------------
                                            DENNIS A. WHITTLER
                                            Vice President, Finance

                                  EXHIBIT INDEX


Exhibit  No.                 Description                                Page No.
------------                 -----------                                --------
    27                    Financial Data Schedule                          22