Form 10-Q
period 1997-12-28
PROXIMA CORP
filed 1998-02-11
CIK 895416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 28, 1997

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________


                         Commission File Number 0-21034

                              --------------------


                               PROXIMA CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                              95-3740880
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)             Identification Number)

           9440 Carroll Park Drive
            San Diego, California                         92121
       (address of principal executive                  (zip code)
                  offices)


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value per share, 7,456,666 shares as of February 4, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               PROXIMA CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                               December 31,    March 31,
                                                                   1997          1997
                                                               ------------    --------
                                                               (unaudited)
ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                $  9,777       $  5,556
       Short-term investments                                     20,079         12,455
       Accounts receivable, net                                   31,526         32,701
       Inventories (note 2)                                       15,736         22,359
       Deferred income taxes                                       5,027          5,199
       Prepaid expenses and other                                    453            666
                                                                --------       --------
          Total current assets                                    82,598         78,936
                                                                --------       --------
    PROPERTY                                                       2,260          5,756
                                                                --------       --------

    OTHER ASSETS
       Investment in affiliate (note 3)                            1,307          1,201
       Deferred income taxes                                       1,747            714
       Patents                                                       317            378
       Other                                                          66            293
                                                                --------       --------
          Total other assets                                       3,437          2,586
                                                                --------       --------
    TOTAL                                                       $ 88,295       $ 87,278
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Accounts payable                                         $ 16,402       $ 12,957
       Accrued expenses                                            7,219          8,683
       Income taxes payable                                           78            348
                                                                --------       --------
          Total current liabilities                               23,699         21,988
                                                                --------       --------

    COMMITMENTS AND CONTINGENCIES (NOTE 4)

    STOCKHOLDERS' EQUITY
       Preferred stock, authorized--5,000,000 shares,
          par value $.001, no shares issued or outstanding             -              -
       Common stock, authorized--40,000,000 shares,
          par value $.001, issued and outstanding--
          7,457,000 and 7,418,000 shares, respectively                 8              7
       Paid-in capital                                            41,943         41,857
       Treasury stock--281,000 shares held                        (2,548)        (2,548)
       Retained earnings                                          25,193         25,974
                                                                --------       --------
          Total stockholders' equity                              64,596         65,290
                                                                --------       --------
    TOTAL                                                       $ 88,295       $ 87,278
                                                                ========       ========


See notes to consolidated financial statements.

                               PROXIMA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)


                                                         Three months ended         Nine months ended
                                                             December 31,              December 31,
                                                       ----------------------    -----------------------
                                                          1997        1996         1997          1996
                                                       ---------    ---------    ---------     ---------
                                                      (unaudited)  (unaudited)  (unaudited)   (unaudited)
SALES                                                  $  38,076    $  47,365    $  97,297     $ 118,625
COST OF SALES                                             30,213       33,658       78,755        83,410
                                                       ---------    ---------    ---------     ---------
     Gross profit                                          7,863       13,707       18,542        35,215
                                                       ---------    ---------    ---------     ---------

OPERATING EXPENSES
     Selling and marketing                                 4,672        6,192       13,535        18,138
     Research and development                              1,049        3,245        4,614        11,870
     General and administrative                            1,152        1,719        4,232         5,093
     Restructuring charge (note 7)                             -            -       (1,528)            -
                                                       ---------    ---------    ---------     ---------
          Total                                            6,873       11,156       20,853        35,101
                                                       ---------    ---------    ---------     ---------

INCOME (LOSS) FROM OPERATIONS                                990        2,551       (2,311)          114
                                                       ---------    ---------    ---------     ---------

OTHER INCOME (EXPENSE)
     Interest and other income                               313          242          820           915
     Equity in income (loss) of affiliate (note 3)             -           31          105          (245)
     Gain on sale of subsidiary's assets (note 6)              -            -            -         2,779
     Write-down of investment in affiliate (note 3)            -            -            -        (3,905)
                                                       ---------    ---------    ---------     ---------
          Total                                              313          273          925          (456)
                                                       ---------    ---------    ---------     ---------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES                        1,303        2,824       (1,386)         (342)
PROVISION (BENEFIT) FOR INCOME TAXES                         514          986         (602)        1,351
                                                       ---------    ---------    ---------     ---------


NET INCOME (LOSS)                                      $     789    $   1,838    $    (784)    $  (1,693)
                                                       =========    =========    =========     =========


INCOME (LOSS) PER SHARE DATA (NOTE 1)
     Basic earnings (loss) per share                   $    0.11    $    0.26    $   (0.11)    $   (0.24)
                                                       =========    =========    =========     =========

     Diluted earnings (loss) per share                 $    0.11    $    0.25    $   (0.11)    $   (0.24)
                                                       =========    =========    =========     =========

     Common shares outstanding                             7,173        7,104        7,161         7,004
                                                       =========    =========    =========     =========

     Common shares outstanding
          assuming dilution                                7,391        7,324        7,161         7,004
                                                       =========    =========    =========     =========


See notes to consolidated financial statements.

                               PROXIMA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             Nine months ended
                                                                                December 31,
                                                                          -----------------------
                                                                            1997           1996
                                                                          --------       --------
                                                                         (unaudited)    (unaudited)
OPERATING ACTIVITIES
  Net loss                                                                $   (784)      $ (1,693)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                                          2,610          2,756
      Provision for allowance for doubtful accounts                            260            (80)
      Benefit from deferred income taxes                                      (861)            58
      Tax benefit from stock option exercises                                    -            373
      Gain on sale of subsidiary's assets                                        -         (2,779)
      Write-down of investment in affiliate                                      -          3,905
      Changes in assets and liabilities, net of effects from sale of subsidiary's assets:
           Accounts receivable                                                 915        (15,049)
           Income taxes payable                                               (270)          (374)
           Inventories                                                       6,623         (5,152)
           Prepaid expenses and other assets                                   180             69
           Accounts payable and accrued expenses                             1,981         11,266
                                                                          --------       --------
               Net cash provided by (used for) operating activities         10,654         (6,700)
                                                                          --------       --------

INVESTING ACTIVITIES
  Proceeds from sale of subsidiary's assets                                  1,400          7,259
  Acquisition of property                                                     (507)        (3,494)
  Short-term investments decrease (increase)                                (7,624)         8,525
  Investment in affiliate                                                        -           (666)
  Other                                                                        208            134
                                                                          --------       --------
              Net cash provided by (used for) investing activities          (6,523)        11,758
                                                                          --------       --------

FINANCING ACTIVITIES
  Sale of common stock                                                          90          1,047
                                                                          --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    4,221          6,105

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             5,556          2,389
                                                                          --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  9,777       $  8,494
                                                                          ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income taxes paid                                                       $    253       $  1,306
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

Earnings (loss) per share is presented in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). This statement requires the presentation of EPS to reflect both "Basic EPS" and "Diluted EPS" on the face of the statement of operations. In general, Basic EPS excludes dilution created by common stock equivalents and is a function of the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution created by common stock equivalents using the treasury stock method, in which any shares that could have been purchased on the open market with the funds received from the exercise of options or warrants are not considered additional outstanding stock and have no dilutive effect on earnings per share. Stock options are considered to be common stock equivalents. For the nine month periods ended December 31, 1996 and December 31, 1997, when the inclusion of common stock equivalents would be antidilutive, loss per share is computed based on the weighted average number of common shares outstanding excluding common stock equivalents. All periods presented herein have been adjusted to reflect the calculation of EPS in accordance with SFAS No. 128.

Common stock equivalents consisted of stock options for all periods presented. A reconciliation of the numerators and denominators for the Basic and Diluted EPS calculations follows:

                                        Three months ended              Nine months ended
                                           December 31,                    December 31,
                                     -------------------------      ---------------------------
                                        1997           1996            1997            1996
                                     ----------     ----------      -----------     -----------
Numerator
  Net income (loss)                  $  789,000     $1,838,000       $ (784,000)    $(1,693,000)

Denominators:
  Denominator for basic EPS
  (weighted average common
  shares outstanding)                 7,173,000      7,104,000        7,161,000       7,004,000

  Effect of dilutive stock options      218,000        220,000               --              --
                                     ----------     ----------       ----------      ----------
  Denominator for diluted EPS         7,391,000      7,324,000        7,161,000       7,004,000
                                     ==========     ==========       ==========      ==========

At December 31, 1997, 232,000 options to purchase shares of the Company's common stock at prices ranging from $7.38 to $36.88 per share were outstanding but were not included in the computation of diluted EPS for the three months ended December 31, 1997 because the options' exercise prices were greater than the average market price of the common shares and therefore, the effect would be antidilutive.

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


2.      INVENTORIES:

                                                  December 31,    March 31,
                                                      1997          1997
                                                  ------------  ------------
                                                  (unaudited)
                Raw materials                     $  2,534,000  $  5,515,000
                Work-in-process                      2,911,000     9,501,000
                Finished goods                      10,291,000     7,343,000
                                                  ------------  ------------
                     Total                        $ 15,736,000  $ 22,359,000
                                                  ============  ============

3.      OTHER ASSETS--INVESTMENT IN AFFILIATE

In May 1993 the Company purchased 125,000 shares of Laser Power Corporation ("LPC") common stock for $255,000 and has purchased, through December 31, 1997, 1,611,000 shares of LPC Series A Preferred Stock for $6,444,000 for a total investment of $6,699,000. In June 1997 the Company converted its 1,611,000 shares of LPC Series A Preferred Stock and 125,000 shares of LPC common stock to a total of 1,277,000 shares of LPC common stock upon the completion of LPC's initial public offering and reverse stock split. In 1994, the Company entered into agreements providing for technology licenses between the Company and LPC and the cooperative development of new technologies.

At December 31, 1997, the Company owned approximately 21% of the outstanding voting stock of LPC. The Company accounts for its investment under the equity method. The Company's share of the net income of LPC of $105,000 for the first nine months of fiscal 1998 is presented as "Equity in income (loss) of affiliate" in the accompanying Consolidated Statements of Operations. The investment balance of $1,307,000 shown on the accompanying balance sheet as of December 31, 1997 reflects the Company's equity in the net assets of LPC. LPC completed an initial public offering in June 1997. Through February 6, 1998, LPC common shares have traded on the open market at prices ranging from $4.31 to $9.75.

The Company will continue to recognize its share of the net income or loss of LPC under the equity method. In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," the Company recognizes its share of the net income or loss of LPC from the most recent available financial statements. LPC has changed its accounting year end from August 31 to September 30 effective for the quarter ended December 31, 1997. Consequently, in each fiscal quarter, the Company will now recognize its share of the net income or loss of LPC from LPC's previous fiscal quarter. On January 27, 1998, subsequent to the Company's public release of its results for the quarter ended December 31, 1997, LPC announced that for the same period it experienced a net loss of $809,000. The Company's share of that loss of approximately $169,000, or 2 cents per share, will be recognized in the fourth quarter of fiscal 1998.


4.      COMMITMENTS AND CONTINGENCIES

Litigation

The Company has been named as a defendant in two class action lawsuits filed in the U.S. District Court for the Southern District of California on August 16, 1996, and in the California Superior Court for San Diego County on August 27, 1996. Certain current and former executive officers and directors of the Company are also named as defendants. In one of the cases, the plaintiffs represent a class of all persons who purchased the Company's common stock between July 26, 1994 and August 17, 1995. In the other case, the plaintiffs purport to represent a class of all persons who purchased the Company's common stock between October 21, 1995 and June 24, 1996. The complaints allege that the defendants violated various federal securities laws and California statutes through material misrepresentations and omissions during the class periods, and seek unspecified monetary damages.

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


5.      LINE OF CREDIT

At December 31, 1997, the Company had available a line of credit arrangement providing for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The line of credit arrangement contained standard covenants relating to financial ratios. The Company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1997 or during the first nine months of fiscal 1998. The credit arrangement expires on July 31, 1998.


6.      SALE OF SUBSIDIARYS' ASSETS

On June 28, 1996, the Company entered into an agreement to sell the assets of its wholly-owned power protection subsidiary, Newpoint Corporation, in a cash transaction totaling approximately $7.3 million. Newpoint accounted for less than 10% of the Company's revenues during the nine month period ended December 31, 1996. The operating results of Newpoint Corporation for the three months ended June 30, 1996 are reflected in the accompanying Consolidated Statements of Operations. The gain on sale of assets of $2,679,000 was recognized in the Consolidated Statement of Operations for the three-month period ended June 30, 1996, under "Gain on sale of subsidiary's assets." An additional gain on sale of assets of $100,000 was recognized in the Consolidated Statement of Operations for the three-month period ended September 30, 1996, under "Gain on sale of subsidiary's assets," reflecting an adjustment in the reserve for certain liabilities that the Company retained relating to Newpoint Corporation.

Subsequent to the end of the second quarter of fiscal 1998, on September 29, 1997, the Company entered into an agreement to sell the assets of its wholly-owned manufacturing subsidiary, Transferencia Mexicana de Tijuana, S.A. de C.V. (a Mexican corporation), in a cash transaction totaling approximately $1.4 million. Transferencia Mexicana de Tijuana accounted for less than 10% of the Company's revenues during the nine month period ended December 31, 1997. The operating results of Transferencia Mexicana de Tijuana through September 29, 1997 are reflected in the accompanying Consolidated Statements of Operations. An immaterial amount for loss on sale of assets was recognized in the Consolidated Statement of Operations for the three-month period ended December 31, 1997.


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

RESULTS OF OPERATIONS

        The following table sets forth certain data as a percentage of sales:

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           DECEMBER 31,            DECEMBER 31,
                                                        -----------------       ------------------
                                                         1997        1996        1997         1996
                                                        -----       -----       -----        -----
        Sales                                           100.0%      100.0%      100.0%       100.0%
                                                        -----       -----       -----        -----
        Cost of sales                                    79.3        71.1        80.9         70.3
                                                        -----       -----       -----        -----
           Gross profit                                  20.7        28.9        19.1         29.7
                                                        -----       -----       -----        -----

        Operating expenses
           Selling and marketing                         12.3        13.1        13.9         15.3
           Research and development                       2.8         6.8         4.8         10.0
           General and administrative                     3.0         3.6         4.4          4.3
           Restructuring charge                           -           -          (1.6)         -
                                                        -----       -----       -----        -----
                    Total                                18.1        23.5        21.5         29.6
                                                        -----       -----       -----        -----

        Income (loss) from operations                     2.6         5.4        (2.4)         0.1
                                                        -----       -----       -----        -----

        Other income (expense)
           Interest and other income                      0.8         0.5         0.9          0.8
           Equity in income (loss) of affiliate           -           0.1         0.1         (0.2)
           Gain on sale of subsidiary's assets            -           -           -            2.3
           Write-down of investment in affiliate          -           -           -           (3.3)
                                                        -----       -----       -----        -----
                    Total                                 0.8         0.6         1.0         (0.4)
                                                        -----       -----       -----        -----

        Income (loss) before income taxes                 3.4         6.0        (1.4)        (0.3)
        Provision (benefit) for income taxes              1.3         2.1        (0.6)         1.1
                                                        -----       -----       -----        -----

        Net income (loss)                                 2.1%        3.9%       (0.8)%       (1.4)%
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

THIRD QUARTER FISCAL 1998 COMPARED TO THIRD QUARTER FISCAL 1997

Sales

        The Company's sales decreased 20% from $47.4 million in the third quarter of fiscal 1997 to $38.1 million in the third quarter of fiscal 1998. Sales of LCD projection panels and VGA-resolution projectors were $19.5 million lower in the third quarter of fiscal 1998 than in the comparable quarter of fiscal 1997, whereas sales of higher-resolution SVGA and XGA projectors increased by $11.0 million. In addition, the Company has experienced increased pricing pressures as a result of both the entry of new competitors into the projection market and an increase in the number of competitive new products available to the channels of distribution in which the Company competes. The increasing number of competitive products is due primarily to the growth in resources dedicated to product development by the Company's competitors. These pricing pressures have negatively impacted the Company's sales and market share. The Company believes that competition in the form of continued pricing pressures and the introduction of new product offerings will intensify in the future*. See "Risk Factors." The Company's international sales in the third quarter of fiscal 1998 were also lower than in the third quarter of fiscal 1997, due in part to reduced sales to the Company's major private label customer.

Gross Profit

        Gross profit declined from $13.7 million in the third quarter of fiscal 1997 to $7.9 million in the third quarter of fiscal 1998, primarily due to price reductions and reduced sales of manufactured products, partially offset by increased sales of sourced products. Contributing to the reduction in gross profit were gross losses realized on the sale of certain obsolete and slow-moving inventories during the third quarter of fiscal 1998. Gross profit as a percentage of sales decreased from 28.9% in the third quarter of fiscal 1997 to 20.7% in the comparable quarter of fiscal 1998. The decrease in gross profit as a percentage of sales for the quarter ended December 31, 1997 was due primarily to price reductions on older products and promotional discounts offered by the Company. The increasing downward pressure on the average selling prices of the Company's products, discussed in "Sales" above, also serves to reduce gross profit margins*. See "Risk Factors."

Operating Expenses

        Operating expenses include selling and marketing, research and development, and administrative expenses, which are individually discussed below. Total operating expenses were $6,873,000 during the third quarter of fiscal 1998, compared to $11,156,000 in the same period a year ago. The $4.3 million reduction in operating expenses in the third quarter of fiscal 1998 versus the third quarter of fiscal 1997 is primarily attributable to cost reduction measures undertaken at the end of fiscal 1997 and at the beginning of fiscal 1998, including a significant reduction in staffing.

        Selling and marketing expenses decreased from $6,192,000 in the third quarter of fiscal 1997 to $4,672,000 in the third quarter of fiscal 1998. As a percentage of sales, selling and marketing expenses decreased from 13.1% in the third quarter of fiscal 1997 to 12.3% in the third quarter of fiscal 1998. Selling and marketing expenses were lower in dollar amount and as a percentage of sales primarily due to product promotion expenses incurred during the third quarter of fiscal 1997 related to the introduction of the Company's new line of integrated projectors.

        Research and development expenses decreased from $3,245,000 in the third quarter of fiscal 1997 to $1,049,000 in the third quarter of fiscal 1998. As a percentage of sales, research and development expenses were 6.8% in the third quarter of fiscal 1997 and 2.8% in the third quarter of fiscal 1998. The decrease in absolute dollars and as a percentage of sales for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 reflects the effects of cost reduction measures as the Company de-emphasized its own internal product development efforts in favor of increased sourcing of products from other manufacturers*. See "Risk Factors."

        General and administrative expenses were $1,152,000 in the third quarter of fiscal 1998 versus $1,719,000 in the third quarter of fiscal 1997. As a percentage of sales, general and administrative expenses decreased from 3.6% in the third quarter of fiscal 1997 to 3.0% in the third quarter of fiscal 1998. The decrease in general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to reduced expenditures on business consultants and reduced staffing in the three months ended December 31, 1997 as compared to the same period a year ago. The Company expects legal expenses to increase due to the defense of shareholder litigation, although the timing of such expenses is uncertain*. See "Risk Factors."

Interest Income

        Interest income increased from $242,000 in the third quarter of fiscal 1997 to $313,000 in the third quarter of fiscal 1998. The increase in interest income in the third quarter of fiscal 1998 compared to the same period a year ago is attributable primarily to higher average cash balances during the three months ended December 31, 1997.

Income Taxes

        The Company's effective tax rate was 39.5% in the third quarter of fiscal 1998 compared 34.9% in the third quarter of fiscal 1997. The effective tax rate was higher in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 primarily because the Company does not expect to benefit from the credit for increasing research expenditures during fiscal 1998 due to declining research expenditures in fiscal 1998 as compared to prior years*. See "Risk Factors." The Company has not recognized any tax effect from its equity in gain or loss of affiliate or from the write-down of its investment in affiliate.


NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO
NINE MONTHS ENDED DECEMBER 31, 1996

Sales

        The Company's sales decreased 18% from $118.6 million in the first nine months of fiscal 1997 to $97.3 million in the first nine months of fiscal 1998. Sales of LCD projection panels and VGA-resolution projectors were $62.8 million lower in the first nine months of fiscal 1998 than in the comparable period of fiscal 1997, whereas sales of higher-resolution SVGA and XGA projectors increased by $46.3 million. In addition, the Company has experienced increased pricing pressures as a result of both the entry of new competitors into the projection market and an increase in the number of competitive new products available to the channels of distribution in which the Company competes. The increasing number of competitive products is due primarily to the growth in resources dedicated to product development by the Company's competitors. These pricing pressures have negatively impacted the Company's sales and market share. The Company believes that competition in the form of continued pricing pressures and the introduction of new product offerings will intensify in the future*. See "Risk Factors." The Company's international sales in the first nine months of fiscal 1998 were also lower than in the first nine months of fiscal 1997, due in part to reduced sales to the Company's major private label customer.

Gross Profit

        Gross profit declined from $35.2 million in the first nine months of fiscal 1997 to $18.5 million in the first nine months of fiscal 1998, primarily due to price reductions and reduced sales of manufactured products, partially offset by increased sales of sourced products. Gross profit as a percentage of sales decreased from 29.7% in the first nine months of fiscal 1997 to 19.1% in the comparable period of fiscal 1998. The decrease in gross profit as a percentage of sales for the nine months ended December 31, 1997 was due primarily to price reductions on older products and promotional discounts offered by the Company. The increasing downward pressure on the average selling prices of the Company's products, discussed in "Sales" above, also serves to reduce gross profit margins*. See "Risk Factors."

Operating Expenses

        Operating expenses include selling and marketing, research and development, and administrative expenses, which are individually discussed below. Total operating expenses were $20,853,000 during the first nine months of fiscal 1998, compared to $35,101,000 of operating expenses during the first nine months of fiscal 1997. The $14.2 million reduction in operating expenses in the first nine months of fiscal 1998 versus the first nine months of fiscal 1997 is primarily attributable to cost reduction measures undertaken at the end of fiscal 1997 and at the beginning of fiscal 1998, including a significant reduction in staffing. Approximately $1.5 million of the reduction in operating expenses is due to the restructuring charge reversed in the second quarter of fiscal 1998.

        Selling and marketing expenses decreased from $18,138,000 in the first nine months of fiscal 1997 to $13,535,000 in the first nine months of fiscal 1998. As a percentage of sales, selling and marketing expenses decreased from 15.3% in the first nine months of fiscal 1997 to 13.9% in the first nine months of fiscal 1998. Selling and marketing expenses were lower in both dollar amount and as a percentage of sales primarily due to higher product promotion expenses incurred during the first nine months of fiscal 1997 related to the introduction of the Company's new line of integrated projectors. In addition, selling and marketing expenses of the Company's Newpoint Corporation subsidiary through June 28, 1996 are included in the selling and marketing expenses for the first nine months of fiscal 1997.

        Research and development expenses decreased from $11,870,000 in the first nine months of fiscal 1997 to $4,614,000 in the first nine months of fiscal 1998. As a percentage of sales, research and development expenses were 10.0% in the first nine months of fiscal 1997 and 4.8% in the first nine months of fiscal 1998. The decrease in absolute dollars and as a percentage of sales for the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 reflects the effects of cost reduction measures as the Company de-emphasized it own internal product development efforts in favor of increased sourcing of products from other manufacturers* (see "Risk Factors"), and also the wind-down of microlaser research during the second quarter of fiscal 1997.

        General and administrative expenses were $4,232,000 in the first nine months of fiscal 1998 versus $5,093,000 in the first nine months of fiscal 1997. As a percentage of sales, general and administrative expenses increased from 4.3% in the first nine months of fiscal 1997 to 4.4% in the first nine months of fiscal 1998 due to lower sales volume in the first nine months of fiscal 1998. The decrease in general and administrative expenses in absolute dollars was due primarily to staff reductions resulting in lower personnel costs. The Company expects legal expenses to increase due to the defense of shareholder litigation, although the timing of such expenses is uncertain*. See "Risk Factors."

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

Interest Income

        Interest income decreased from $915,000 in the first nine months of fiscal 1997 to $820,000 in the first nine months of fiscal 1998. The decrease in interest income in the first nine months of fiscal 1998 compared to the same period a year ago is attributable primarily to lower interest rates earned and to lower average cash balances during the nine months ended December 31, 1997.

Write-down of Investment in Affiliate

        The Company recorded a write-down of $3,905,000 of its investment in LPC during the quarter ended June 30, 1996. The remaining investment balance of $1,307,000 shown on the accompanying balance sheet as of December 31, 1997 reflects the Company's equity in the net assets of LPC. Subsequent to the Company's write-down of its investment in LPC, LPC completed an initial public offering in June 1997.

Income Taxes

        The Company's tax provision was a benefit of $602,000 in the first nine months of fiscal 1998 compared to a provision of $1,351,000 in the first nine months of fiscal 1997. The Company does not expect to benefit from the credit for increasing research expenditures during fiscal 1998 because research expenditures are expected to decline in absolute dollar amount in fiscal 1998 as compared to prior years*. See "Risk Factors." The Company has not recognized any tax effect from its equity in gain or loss of affiliate or from the write-down of its investment in affiliate.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has generally funded its operations through cash flow provided from operations. The net increase in cash and short-term investments was $5.7 million in fiscal 1996. In fiscal 1997, the net decrease in cash and short-term investments was $3.4 million. The net decrease in cash and short-term investments in fiscal 1997 was primarily due to a $9.5 million net loss, a $5.4 million increase in accounts receivable, the acquisition of $3.5 million in property, and a $2.2 million increase in deferred income tax assets, partially offset by $7.3 million received on the sale of the assets of Newpoint Corporation, a $6.6 million increase in accounts payable and accrued expenses, and a $2.0 million positive cash flow from the sale of common stock related to stock option exercises. The net increase in cash and short-term investments was $11.8 million in the nine months ended December 31, 1997. The net increase in cash and short-term investments in the first nine months of fiscal 1998 was due primarily to a $6.6 million decrease in inventories, a $2.0 million increase in accounts payable and accrued expenses, $1.4 million received on the sale of the assets of Transferencia Mexicana de Tijuana, and a $1.2 million decrease in net accounts receivable. Accounts receivable decreased during the nine months ended December 31, 1997 primarily due to lower sales volume. Inventories were reduced during the first nine months of fiscal 1998 through the sale of older products in a specific effort to reduce inventory levels. Receivable days outstanding were 78 at March 31, 1997 and 75 at December 31, 1997.

        As of December 31, 1997, the Company had $29.9 million in cash and short-term investments and $58.9 million in working capital, compared to $18.0 million in cash and short-term investments and $56.9 million in working capital as of March 31, 1997. The Company had no debt at March 31 or December 31 of 1997.

        The Company has an arrangement for a $13.0 million revolving line of credit, secured by accounts receivable, inventories and equipment, at an interest rate equal to the bank's prime rate, with $3.0 million of the line available for the purchase of fixed assets, at an interest rate of one-half percent over the bank's prime rate. The line of credit arrangement contains standard covenants relating to financial ratios. The

Company is in compliance with all such covenants. No borrowings were made under this or any previous credit arrangement during fiscal year 1997 or during the first nine months of fiscal 1998. The credit arrangement expires on July 31, 1998.

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


                                         RISK FACTORS

        The following discussion of risk factors describes certain aspects of the business environment in which the Company operates. Users of this report should carefully consider these risk factors in addition to the other information in this report. The risks faced by the Company are illustrated by the volatility of the Company's reported sales and earnings per share over the last eight quarters:

                     FY96                    FY97                              FY98
                    ------     --------------------------------      ----------------------
                       Q4          Q1       Q2       Q3      Q4          Q1       Q2     Q3
Sales ($millions)    47.6        35.0     36.2     47.4    36.0        29.0     30.2   38.0
EPS                 $0.47      ($0.59)   $0.10    $0.25  ($1.10)     ($0.23)   $0.01  $0.11

The Company believes that this volatility has been influenced by the occurrence of one or more of the factors discussed below.

FORECASTS

        The Company prepares annual budgets and other confidential internal projections that contain detailed forecasts of future sales and earnings. The Company's forecasts may turn out to be inaccurate as a result of circumstances described in certain of the risk factors below, including "Short Product Lives and Technological Change," "Competition," "Sources of Supply," "Price Reductions" and "Variability of Quarterly or Annual Results." Numerous independent stock and market analysts prepare and publish their own financial forecasts and projections about the Company. The Company believes that such forecasts and projections are speculative estimates, which may or may not be accurate, and disclaims responsibility for all such forecasts and projections.

        From time to time, the Company may announce one or more new products with a subsequent availability date. Any such availability dates are merely good faith estimates by the Company, and the Company may suffer delays in the availability of new products at any time. Delays can occur where the Company and/or its suppliers are unable to resolve various technical challenges that are normal in any development process prior to the estimated availability date. The Company expects that it and its suppliers will continue to face such challenges and risks which may adversely impact the estimated availability dates and production ramp-up periods for new products.

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

        The Company's future success depends on its ability to continue to distribute under private label arrangements and/or develop competitive products and services on an efficient and timely basis. Historically, many of the Company's products have achieved peak sales within a few months after their introduction with sales declining thereafter until the products are obsolete. The Company's product line must be frequently refreshed with improved products to maintain parity with competitors' products. The Company has increasingly relied on various business alliances to source products manufactured by third parties (these products are referred to as "sourced products"), rather than manufacturing its own products. Notwithstanding the Company's prior success in distributing sourced products, the Company may not be able to continue to respond to the expected rapid product shifts with improved sourced products in the future. See "Sources of Supply."

        There are several new and proprietary technologies currently under development within the multimedia projection industry including reflective silicon panels, higher resolution (SXGA) controllers, ultra-portable projectors weighing substantially less than current industry offerings, and plasma display technologies. The Company or one or more of its competitors may introduce additional products based on new and proprietary technologies at any time. Since the Company has materially reduced its investment in its own research and development efforts, it must rely on third party business alliances to obtain sourced products which incorporate these new and proprietary technologies. Although the Company continues to investigate opportunities to distribute new and improved sourced products, it may not be able to respond to the frequent technological shifts in a timely manner. Any inability to respond could result in an adverse impact to financial results and inventory write-downs on obsolete products.

SOURCES OF SUPPLY

        Certain products and components which the Company resells or uses to manufacture its products are available only from single sources. Although the Company generally buys products and components under purchase orders and does not have long-term agreements with its suppliers, the Company expects that its suppliers will continue to attempt to meet the Company's requirements. For many products and components, the process of qualifying a replacement supplier and receiving replacement supplies could take several months. The Company does not maintain sufficient inventory to allow it to fill customer orders without interruption for more than a few weeks. Therefore, an extended interruption in the supply of products or components would have a material adverse effect on the Company's results of operations.

        Two of the Company's major suppliers, Sanyo and Hitachi, also compete with the Company and, in the case of sourced products, the Company sells product substantially similar to that of its suppliers. The sourced product suppliers are in a position to sell product at a lower price than the Company. See "Competition." For the third quarter of fiscal 1998, a substantial majority of the Company's sales were derived from sourced products, with one sourced product supplier accounting for 60% of the Company's revenue. The Company expects that its purchases from each individual sourced product supplier will vary from quarter to quarter depending on market demand for the given product(s) offered by that supplier at the time; however, the Company's critical dependence on its sourced product suppliers, collectively, will continue throughout fiscal year 1998 and beyond. The manufacturers of sourced products face significant development, technological and supplier challenges in developing and manufacturing complicated multimedia projection equipment. Although the Company communicates regularly with its sourced product suppliers, the Company does not have the same visibility into any delays or pending development or supplier issues that it would have on its own internal development projects. Any delay, discontinuance, constraint or reduction, for whatever reason, in the supply of any sourced products would have an immediate and severe adverse impact on the Company's financial results.

        The Company purchases many of its products and components from suppliers located outside the United States. Policies adopted by the Company's suppliers, trading policies adopted by the United States (such as anti-dumping or other duties on imported components) or foreign governments, or fluctuations in foreign exchange rates may at any time restrict the availability of products or components or increase their cost. The Company expects that it could experience product and component shortages in the future, particularly in the months immediately following the introduction of new products.

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

        Given the large number of competitors now in the market and the Company's focus on distributing sourced products (rather than manufacturing its own products), the Company believes that non-hardware offerings, such as value-added service and support offerings, software, and a broad distribution capability, will become important to the Company's future success. The Company expects to invest significantly in one or more of these areas or other complementary business areas, and any such investment may or may not be successful.

PRICE REDUCTIONS

        The industry in which the Company competes is characterized by continually falling prices. The Company expects price competition to continue to be intense and, therefore, expects continued downward pressure on its gross margins.

        The Company provides price protection to its dealers and distributors such that, if the Company reduces the price of its products, dealers and distributors are generally entitled to a credit for the difference between the new, reduced price and the price of products purchased and still held in their inventory at the time of the price reduction. Unless offset by a higher unit sales volume, each significant price reduction and the associated price protection will have a material adverse impact on sales and gross margins and, therefore, on the Company's results of operations for the period in which the price reduction occurs. In order to remain competitive, the Company is regularly reducing its prices on a product-by-product basis. To date, these reductions have not been offset by higher unit sales volume. Future price reductions are expected and will likely have a similar adverse effect.

VARIABILITY OF QUARTERLY OR ANNUAL RESULTS

        A significant portion of the Company's shipments typically occur in the last month of a quarter. Any delay in receiving orders or in the shipment of orders can have a significant impact on the Company's quarterly or annual results. These delays may be caused by customers' ordering patterns or business cycles, product and component availability, technical challenges, constraints in the Company's production capacity, or other issues. These kinds of factors are expected to cause further volatility in future periods.

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

CHANNELS OF DISTRIBUTION

        The Company sells its products primarily through independent presentation specialists, personal computer dealers and distributors. These presentation specialists, dealers and distributors ("resellers") may carry competing product lines and could reduce or discontinue sales of the Company's products at any time. These resellers may not devote the resources necessary to provide effective sales and marketing support to the Company. Any reduction in sales to resellers may have a material adverse effect.

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

KEY PERSONNEL

        The Company believes that it is important to fill certain key positions in its senior management team and to maintain continuity at that level. For example, the Company is presently searching for a chief executive officer ("CEO"). The CEO position is presently held on an interim basis. Although the Company is devoting substantial effort to recruiting for this position and others, it may not be successful in these efforts.

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

YEAR 2000

        Many computer systems and software products used by the Company in its day-to-day operations will not function properly in the year 2000 and beyond. As a result, the Company will need to upgrade the affected computer systems and software products in order to resolve the "year 2000" issue. There is significant uncertainty in the software industry concerning the potential effects of the century change, however, based on the best information available to the Company at this point, the Company believes that it will be able to upgrade its mission-critical computer systems and software products prior to the century change. If the Company's upgrade program is not completed on a timely basis, or if the Company's software suppliers fail to provide "year 2000" compliant software as part of the Company's upgrade program, there could be a material adverse effect on the Company's business and financial results.

DEPENDENCE ON EXPORT SALES

        For fiscal 1996, 1997 and the first three quarters of fiscal 1998, sales outside the United States and Canada represented approximately 39%, 38% and 26%, respectively, of the Company's total sales. Sales outside the United States are subject to the normal risks of international business activities, such as protective tariffs, export and import controls, transportation delays and interruptions, and changes in demand resulting from fluctuations in exchange rates. In light of recent economic uncertainty in Asia, the Company expects weak sales in this region for the fourth quarter of fiscal 1998 and beyond. With respect to exchange rates, virtually all of the

Company's products sold in international markets are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less price competitive in foreign markets. Any increase in international sales may subject the Company to greater currency fluctuation risk than it has faced in the past.

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

PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

         See Note 4 of the Notes to Consolidated Financial Statements herein and also Item 3, Legal Proceedings, in Registrant's Form 10-K for the fiscal year ended March 30, 1997. Subsequent to the filing of the Company's Form 10-K, the Stielau Family Trust, et al. v. Proxima Corp., et al. case was dismissed on August 12, 1997 by the California Superior Court for San Diego County at the request of the plaintiffs.

ITEM 2:  CHANGES IN SECURITIES
         Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5:  OTHER INFORMATION
         Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         a.  Exhibits:
               #27 - Financial Data Schedule (for EDGAR purposes only)

         b. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PROXIMA CORPORATION




Dated:  February 10, 1998                 Kenneth E. Olson
                                          --------------------------------------
                                          KENNETH E. OLSON
                                          President and Chief Executive Officer




Dated:  February 10, 1998                 Dennis Whittler
                                          --------------------------------------
                                          DENNIS A. WHITTLER
                                          Vice President, Finance

                                  EXHIBIT INDEX


Exhibit  No.                 Description                                Page No.
------------                 -----------                                --------
     27                Financial Data Schedule                             22